Form 10-Q
period 1995-03-30
BALTEK CORP
filed 1995-05-05
CIK 9442

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                            -----------------------


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                 Commission file number 2-44764
March  30, 1995


                               BALTEK CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                              13-2646117
- --------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or  organization)               Identification No.)


          10 Fairway Court, P.O. Box 195, Northvale, New Jersey 07647
          -------------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code     201-767-1400
                                                       ------------

         Indicated by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission and
(2) has been subject to the filing  requirements  for at least the past 90 days.
Yes [ X ]    No  [  ]

The number of shares outstanding as of May 5, 1995 the last practicable date, was 2,523,261, Common Stock, $1.00 par value.

                               BALTEK CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                          UNAUDITED      AUDITED
                                                           3/31195      12/31/94
                                                        -----------   -----------
ASSETS
Current Assets
 Cash ...............................................   $   921,865   $ 1,696,215
 Accounts receivable-net ............................     4,836,398     4,919,172
 Inventones .........................................     9,404,887     9,403,216
 Prepaid expenses other current assets ..............     1,475,597     1,450,682
                                                        -----------   -----------

  TOTAL CURRENT ASSETS ..............................    16,638,747    17,469,285
                                                        -----------   -----------

Property, plant and equipment-net ...................    10,956,058    10,935,665
Timber and timberlands ..............................     5,605,894     5,509,051
Other assets ........................................       648,021       627,288
                                                        -----------   -----------

  TOTAL .............................................   $33,848,720   $34,541,289
                                                        ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Notes payable ......................................   $ 1,403,953   $ 1,716,563
 Accounts payable ...................................     1,621,033     1,889,096
 Income tax payable .................................       327,143       624,469
 Accrued expenses and other liabilities .............     1,191,229     1,446,514
 Current portion of long term debt ..................             0        33,558
 Current portion of obligation under
 capital lease ......................................       174,517       174,517
                                                        -----------   -----------
  TOTAL CURRENT LIABILITIES .........................     4,717,875     5,884,717
                                                        -----------   -----------

Obligation under capital lease ......................     2,119,204     2,162,833
Long term debt ......................................           581         7,319
Union employee termination benefits .................       229,797       217,624
                                                        -----------   -----------

   TOTAL LIABILITIES ................................     7,067,457     8,272,493
                                                        -----------   -----------
Stockholders' Equity:
 Preferred stock $100 par; 5,000,000 shares
 authorized and unissued Common stock
 $1.00 par; 10,000,000 shares authorized,
 2,523,261 shares issued and outstanding ............     2,523,261     2,523,261
 Additional paid-in-capital .........................     2,157,492     2,157,492
 Retained earnings ..................................    22,100,510    21,588,043
                                                        -----------   -----------
   TOTAL STOCKHOLDERS' EQUITY .......................    26,781,263    26,268,796
                                                        -----------   -----------

   TOTAL ............................................   $33,848,720   $34,541,289
                                                        ===========   ===========

Note A: Classification of inventories are as follows:
    Raw Materials ...................................   $ 2,549,063   $ 2,580,806
    Work-in-process .................................     3,578,379     3,582,410
    Finished goods ..................................     3,277,445     3,240,000
                                                        -----------   -----------
    TOTAL ...........................................   $ 9,404,887   $ 9,403,216
                                                        ===========   ===========

                      BALTEK CORPORATION AND SUBSIDIARIES
                   UNAUDITED STATEMENT OF CONSOLIDATED INCOME
                             AND RETAINED EARNINGS

                                                      FOR THE THREE MONTH
                                                     PERIOD ENDED MARCH 31,
                                                  ------------------------------
                                                       1995            1994
                                                  ------------     ------------
Net Sales ....................................    $ 10,655,612     $  9,012,520

Costs and expenses ...........................       9,764,610        8,637,497
                                                  ------------     ------------

Income from operations .......................         891,002          375,023
                                                  ------------     ------------

Other Income (Expense)
 Interest expense ............................         (93,085)        (119,054)
 Foreign exchange gain (loss) ................          30,594          (57,786)
 Other .......................................           9,967            2,418
                                                  ------------     ------------

Total Other Income (Expense) .................         (52,524)        (174,422)
                                                  ------------     ------------

Income before income taxes ...................         838,478          200,601

Income taxes .................................         326,011           75,504
                                                  ------------     ------------

NET INCOME ...................................    $    512,467     $    125,097

Retained earnings beginning of the period ....      21,588,043       20,375,584
                                                  ------------     ------------

Retained earnings end of the period ..........    $ 22,100,510     $ 20,500,681
                                                  ============     ============

Average shares outstanding ...................       2,523,261        2,523,261
                                                  ============     ============

Net income per common share ..................    $       0.20     $       0.05
                                                  ============     ============

 BALTEK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                            1995            1994
                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .......................................     $   512,467      $   125,097
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization ...................         507,618          536,041
 Foreign exchange loss (gain) ....................         (30,594)          57,786
 Decrease (increase) in accounts receivable ......          83,597         (538,892)
 Decrease (increase) in inventories ..............          (1,671)         237,980
 Decrease (increase) in prepaid expenses
  and other current assets .......................         (42,651)        (363,593)
 Decrease (increase) in other assets .............           4,268            2,783
 Decrease (increase) in income taxes .............        (293,278)          53,485
 Increase (decrease) in accounts payable
  and accrued expenses ...........................        (522,114)         853,439
 Increase (decrease) in deferred taxes ...........          (7,026)          (9,523)
                                                       -----------      -----------
Net cash provided by operating activities ........         210,616          954,603
                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions-net (including timber and
 timberlands) ....................................        (624,854)        (333,249)
Other ............................................          12,335           17,815
                                                       -----------      -----------
Net cash used in investing activities ............        (612,519)        (315,434)
                                                       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in notes payable ............        (329,037)         109,356
 Increase (decrease) in long term debt ...........         (24,095)         (19,874)
 Principal payments under capital leases .........         (43,629)         (36,935)
                                                       -----------      -----------
Net cash from (used in) financing activities .....        (396,761)          52,547
                                                       -----------      -----------
Effect of exchange rate changes on cash ..........          24,313          (51,442)
                                                       -----------      -----------
Net increase (decrease) in cash ..................        (774,350)         640,274

CASH AT BEGINNING OF THE PERIOD ..................       1,696,215          518,797
                                                       -----------      -----------
CASH AT THE END OF THE PERIOD ....................     $   921,865      $ 1,159,071
                                                       ===========      ===========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest ........................................     $    50,710      $    61,200
 Income taxes paid ...............................     $   615,094      $     4,290

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

                  Liquidity, as measured by the Company's working capital (current assets divided by current liabilities), increased from 3.0:1 on December 31, 1994 to 3.5:1 on March 31, 1995, due mostly to a decrease in current liabilities. Unused lines of credit from banks and the company's working capital are considered by management, to be sufficient to support operations and fixed asset acquisitions for the immediate future.

RESULTS OF OPERATIONS

         Net sales increased by 18% during the first quarter of 1995 as compared to 1994. Increased demand for all of the Company's products contributed to this increase. The Company is unable to predict whether this favorable trend will continue for the balance of 1995.
         Costs and expenses, as a percentage of sales, declined by 4.2% during the quarter ended March 31, 1995 due to the more complete utilization of fixed costs as a result of increased sales.
         Interest expense declined slightly due to decreased borrowings for working capital purposes, partially offset by higher interest rates.
         For the reasons discussed above, the Company realized a net income of $512,467 for the first quarter of 1995, as compared to a net income of $125,097 for the same period in 1994.

                      BALTEK CORPORATION AND SUBSIDIARIES


NOTE REGARDING UNAUDITED STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS


Information furnished in our Form 10-Q for the quarter March 30, 1995 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The adjustments that were made consisted of only normal recurring accruals.

                        ********************************

No Form 8-K was filed in the first quarter of 1995.

                                   SIGNATURES








Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         BALTEK CORPORATION
                                                        ------------------------
                                                              (Registrant)





                                                         s/Jacques Kohn
                                                        ------------------------
Date:   May 5, 1995                                            (Signature)




                                                         s/Benson J. Zeikowitz
                                                        ------------------------
Date:   May 5, 1995                                            (Signature)