Form 10-Q
period 1995-06-30
BALTEK CORP
filed 1995-08-11
CIK 9442

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                            -----------------------


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                 Commission file number 2-44764
June 30, 1995


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

The number of shares outstanding as of August 4, 1995 the last practicable date, was 2,523,261, Common Stock, $1.00 par value.

BALTEK CORPORATION                                            UNAUDITED          AUDITED
CONSOLIDATED BALANCE SHEETS                                    6/30/95           12/31/94
                                                             -----------        -----------
ASSETS
 Current Assets
  Cash ..............................................        $   455,341        $ 1,696,215
  Accounts receivable-net ...........................          5,169,031          4,919,172
  Inventories .......................................         11,179,615          9,403,216
  Prepaid expenses other current assets .............          1,974,253          1,450,682
                                                             -----------        -----------
      TOTAL CURRENT ASSETS ..........................         18,778,240         17,469,285
                                                             -----------        -----------
 Property, plant and equipment-net ..................         11,094,616         10,935,665
 Timber and timberlands .............................          5,733,742          5,509,051
 Other assets .......................................            651,879            627,288
                                                             -----------        -----------
      TOTAL .........................................        $36,258,477        $34,541,289
                                                             ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
  Notes payable .....................................        $ 2,904,244        $ 1,716,563
  Accounts payable ..................................          2,041,134          1,889,096
  Income tax payable ................................                  0            624,469
  Accrued expenses and other liabilities ............          1,489,134          1,446,514
  Current portion of long term debt .................             24,178             33,558
  Current portion of obligation under
   capital lease ....................................            174,517            174,517
                                                             -----------        -----------
      TOTAL CURRENT LIABILITIES .....................          6,633,207          5,884,717
                                                             -----------        -----------
 Obligation under capital lease .....................          2,075,575          2,162,833
 Long term debt .....................................                581              7,319
 Union employee termination benefits ................            255,464            217,624
                                                             -----------        -----------
      TOTAL LIABILITIES .............................          8,964,827          8,272,493
                                                             -----------        -----------
 Stockholders' Equity:
  Preferred stock $100 par; 5,000,000 shares
   authorized and unissued ..........................               --                 --
  Common stock $1.00 par; 10,000,000 shares
   authorized, 2,523,261 shares issued and
   outstanding ......................................          2,523,261          2,523,261
  Additional paid-in-capital ........................          2,157,492          2,157,492
  Retained earnings .................................         22,612,897         21,588,043
                                                             -----------        -----------
      TOTAL STOCKHOLDERS' EQUITY ....................         27,293,650         26,268,796
      TOTAL .........................................        $36,258,477        $34,541,289
                                                             ===========        ===========
Note A: Classification of inventories are as follows:
         Raw Materials ..............................        $ 2,989,785        $ 2,580,806
         Work-in-process ............................          3,676,183          3,582,410
         Finished goods .............................          4,513,647          3,240,000
                                                             -----------        -----------
          TOTAL .....................................        $11,179,615        $ 9,403,216
                                                             ===========        ===========

                      BALTEK CORPORATION AND SUBSIDIARIES
                   UNAUDITED STATEMENT OF CONSOLIDATED INCOME
                             AND RETAINED EARNINGS

                                                        FOR THE THREE MONTH                         FOR THE SIX MONTH
                                                       PERIOD ENDED JUNE 30,                      PERIOD ENDED JUNE 30,
                                                 ---------------------------------         ---------------------------------
                                                      1995                1994                 1995                  1994
                                                 ------------         ------------         ------------         ------------
Net Sales ...............................        $ 11,984,853         $ 10,788,597         $ 22,640,465         $ 19,801,117

Costs and expenses ......................          10,884,559            9,789,438           20,649,169           18,426,935
                                                 ------------         ------------         ------------         ------------

Income (loss) from operations ...........           1,100,294              999,159            1,991,296            1,374,182
                                                 ------------         ------------         ------------         ------------

Other Income (Expense)
 Interest expense .......................            (118,094)            (120,601)            (211,179)            (239,655)
 Foreign exchange gain (loss) ...........            (149,941)              31,721             (119,347)             (26,065)
 Other ..................................              10,979                2,895               20,946                5,313
                                                 ------------         ------------         ------------         ------------

Total Other Income (Expense) ............            (257,056)             (85,985)            (309,580)            (260,407)
                                                 ------------         ------------         ------------         ------------

Income (loss) before income taxes .......             843,238              913,174            1,681,716            1,113,775

Income taxes ............................             330,851              335,910              656,862              411,414
                                                 ------------         ------------         ------------         ------------

NET INCOME (LOSS) .......................        $    512,387         $    577,264         $  1,024,854         $    702,361

Retained earnings beginning of the period          22,100,510           20,500,681           21,588,043           20,375,584
                                                 ------------         ------------         ------------         ------------

Retained earnings end of the period .....        $ 22,612,897         $ 21,077,945         $ 22,612,897         $ 21,077,945
                                                 ============         ============         ============         ============

Average shares outstanding ..............           2,523,261            2,523,261            2,523,261            2,523,261
                                                 ============         ============         ============         ============

Net income per common share .............        $       0.20         $       0.23         $       0.41         $       0.28
                                                 ============         ============         ============         ============

                      BALTEK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,                     ENDED JUNE 30,
                                                                      1995              1994             1995               1994
                                                                  -----------       -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) ..........................................      $   512,387       $   577,264       $ 1,024,854       $   702,361
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization ............................          279,977           395,105           787,595           931,146
  Foreign exchange loss (gain) .............................          149,941           (31,721)          119,347            26,065
  Decrease (increase) in accounts receivable ...............         (337,696)           (2,453)         (254,099)         (541,345)
  Decrease (increase) in inventories .......................       (1,774,728)          385,537        (1,776,399)          623,517
  Decrease (increase) in prepaid expenses
    and other current assets ...............................         (505,646)           19,658          (548,297)         (343,935)
  Decrease (increase) in other assets ......................            3,177             2,401             7,445             5,184
  Decrease (increase) in income taxes ......................         (359,961)          294,832          (653,239)          348,317
  Increase (decrease) in accounts payable
    and accrued expenses ...................................          722,921           711,090           200,807         1,564,529
  Increase (decrease) in deferred taxes ....................           (7,026)           (9,522)          (14,052)          (19,045)
                                                                  -----------       -----------       -----------       -----------

Net cash provided (used) by operating activities ...........       (1,316,654)        2,342,191        (1,106,038)        3,296,794
                                                                  -----------       -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions-net (including timber and
  timberlands) .............................................         (546,383)         (510,600)       (1,171,237)         (843,849)
Other ......................................................           27,918            40,646            40,253            58,461
                                                                  -----------       -----------       -----------       -----------

Net cash used in investing activities ......................         (518,465)         (469,954)       (1,130,984)         (785,388)
                                                                  -----------       -----------       -----------       -----------

                      BALTEK CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                                                                       FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,                     ENDED JUNE 30,
                                                                      1995              1994             1995               1994
                                                                  -----------       -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable .....................        1,524,558          (630,066)        1,195,521          (520,710)
  Increase (decrease) in long term debt ....................           (1,203)          (17,907)          (25,298)          (37,781)
  Principal payments under capital leases ..................          (43,629)          (36,936)          (87,258)          (73,871)
                                                                  -----------       -----------       -----------       -----------

Net cash from (used in) financing activities ...............        1,479,726          (684,909)        1,082,965          (632,362)
                                                                  -----------       -----------       -----------       -----------

Effect of exchange rate changes on cash ....................         (111,131)           38,703           (86,817)          (12,738)
                                                                  -----------       -----------       -----------       -----------

Net increase (decrease) in cash ............................         (466,524)        1,226,031        (1,240,874)        1,866,306

CASH AT BEGINNING OF THE PERIOD ............................          921,865         1,159,072         1,696,215           518,797
                                                                  -----------       -----------       -----------       -----------

CASH AT THE END OF THE PERIOD ..............................      $   455,341       $ 2,385,103       $   455,341       $ 2,385,103
                                                                  ===========       ===========       ===========       ===========

Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
 Interest ..................................................      $    75,129       $    48,295       $   125,839       $   122,286
 Income taxes paid (refund) ................................      $   674,254       ($    2,620)      $ 1,289,348       ($      990)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital ratio of 2.83:1 at June 30, 1995 declined slightly from the ratio of 2.97:1 at December 31, 1994 due to increased short term debt required to sustain the increases in current assets. Current assets (accounts receivable and inventory) increased due to improved sales volume during the first six months of 1995. Unused lines of bank credit and the Company's working capital are considered by management, to be sufficient to support operations and fixed asset acquisitions for the immediate future.


RESULTS OF OPERATIONS

         Sales increased 11% and 14% during the three and six month periods ended June 30, 1995 as compared to the same periods in 1994. Sales of all the Company's balsa and shrimp products increased during the period. The Company is unable to forecast future sales trends due to the changing commodity pricing of its shrimp product and the effect of economical pressures on the pleasure boating industry, the largest user of the Company's balsa products.

         Costs and expenses as a percentage of sales, remained approximately the same during the second quarter of 1995 as compared to the second quarter of 1994, but declined by 1.8% for the six month period ended June 30, 1995 as compared with the same period in 1994. The decline was due to a more complete utilization of fixed costs as a result of increased sales. No unusual expenses were incurred in the first half of 1995.

         Foreign exchange losses increased in the three and six month periods of 1995, and are caused by the relationship of the U. S. Dollar to the foreign currencies in the countries where the company has operations. The gains or losses arise when translating foreign currency balance sheets into U. S. Dollars for the purpose of presenting consolidated financial statements. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability of foreign exchange rates.

         For the reasons discussed above, the Company realized a net income of $512,387 ($0.20 per share) and $1,024,854 ($0.41 per share) for the three and six month periods ended June 30, 1995, as compared to $577,264 ($0.23 per share) and $702,361 ($0.28 per share) for the same periods in 1994.

                      BALTEK CORPORATION AND SUBSIDIARIES










NOTE REGARDING UNAUDITED STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
- -------------------------------------------------------------------------------

Information furnished in our Form 10-Q for the quarter June 30, 1995 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The adjustments that were made consisted of only normal recurring accruals.



                        ********************************



No Form 8-K was filed in the second quarter of 1995.

                                   SIGNATURES








Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          BALTEK CORPORATION
                                                          ----------------------
                                                             (Registrant)





                                                             s/Jacques Kohn
                                                          ----------------------
Date:   August 4, 1995                                         (Signature)
      ------------------



                                                           s/Benson J. Zeikowitz
                                                          ----------------------
Date:   August 4, 1995                                         (Signature)
      ------------------