Form 10-Q
period 1995-09-30
BALTEK CORP
filed 1995-11-14
CIK 9442

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                            -----------------------


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                 Commission file number 2-44764
September 30, 1995


                               BALTEK CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                              13-2646117
--------------------------------               -------------------
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

The number of shares outstanding as of November 9, 1995 the last practicable date, was 2,523,261, Common Stock, $1.00 par value.

BALTEK CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                       UNAUDITED        AUDITED
                                                        9/30/95        12/31/94
                                                      -----------    -----------
ASSETS
 Current Assets
  Cash ...........................................    $ 1,220,136    $ 1,696,215
  Accounts receivable-net ........................      4,204,640      4,919,172
  Inventories ....................................     12,688,352      9,403,216
  Prepaid expenses other current assets ..........      2,060,955      1,450,682
                                                      -----------    -----------
      TOTAL CURRENT ASSETS .......................     20,174,083     17,469,285
                                                      -----------    -----------

 Property, plant and equipment-net ...............     11,081,768     10,935,665
 Timber and timberlands ..........................      5,862,671      5,509,051
 Other assets ....................................        625,645        627,288
                                                      -----------    -----------
      TOTAL ......................................    $37,744,167    $34,541,289
                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
  Notes payable ..................................    $ 3,726,288    $ 1,716,563
  Accounts payable ...............................      2,306,759      1,889,096
  Income tax payable .............................           --          624,469
  Accrued expenses and other liabilities .........      1,659,948      1,446,514
  Current portion of long term debt ..............            581         33,558
  Current portion of obligation under
   capital lease .................................        174,517        174,517
                                                      -----------    -----------
      TOTAL CURRENT LIABILITIES ..................      7,868,093      5,884,717
                                                      -----------    -----------

 Obligation under capital lease ..................      2,031,946      2,162,833
 Long term debt ..................................                         7,319
 Union employee termination benefits .............        292,882        217,624
                                                      -----------    -----------
      TOTAL LIABILITIES ..........................     10,192,921      8,272,493
                                                      -----------    -----------

BALTEK CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
                                                       UNAUDITED        AUDITED
                                                        9/30/95        12/31/94
                                                      -----------    -----------
 Stockholders' Equity:
  Preferred stock $100 par; 5,000,000 shares
   authorized and unissued .......................           --             --
  Common stock $1.00 par; 10,000,000 shares
   authorized, 2,523,261 shares issued and
   outstanding ...................................      2,523,261      2,523,261
  Additional paid-in-capital .....................      2,157,492      2,157,492
  Retained earnings ..............................     22,870,493     21,588,043
                                                      -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY .................     27,551,246     26,268,796
                                                      -----------    -----------
      TOTAL ......................................    $37,744,167    $34,541,289
                                                      ===========    ===========

Note A: Classification of inventories
 are as follows:
         Raw Materials ...........................    $ 3,667,850    $ 2,580,806
         Work-in-process .........................      4,013,385      3,582,410
         Finished goods ..........................      5,007,117      3,240,000
                                                      -----------    -----------
          TOTAL ..................................    $12,688,352    $ 9,403,216
                                                      ===========    ===========

BALTEK CORPORATION AND SUBSIDIARIES
UNAUDITED STATEMENT OF CONSOLIDATED INCOME
AND RETAINED EARNINGS

                                                     FOR THE THREE MONTH                   FOR THE NINE MONTH
                                                    PERIOD ENDED SEPT. 30                 PERIOD ENDED SEPT. 30
                                               -------------------------------       -------------------------------
                                                   1995               1994               1995               1994
                                               ------------       ------------       ------------       ------------
Net Sales ...............................      $ 11,042,217       $  8,910,225       $ 33,682,682       $ 28,711,342

Costs and expenses ......................        10,430,040          8,714,818         31,079,209         27,141,753
Special charges (1) .....................                 0            323,977                  0            323,977
                                               ------------       ------------       ------------       ------------
Income (loss) from operations ...........           612,177           (128,570)         2,603,473          1,245,612
                                               ------------       ------------       ------------       ------------

Other Income (Expense)
 Interest expense .......................          (165,704)           (95,385)          (376,883)          (335,040)
 Foreign exchange gain (loss) ...........           (47,409)            16,244           (166,756)            (9,821)
 Other ..................................            19,126             15,413             40,072             20,726
                                               ------------       ------------       ------------       ------------

Total Other Income (Expense) ............          (193,987)           (63,728)          (503,567)          (324,135)
                                               ------------       ------------       ------------       ------------

Income (loss) before income taxes .......           418,190           (192,298)         2,099,906            921,477

Income taxes ............................           160,594            (68,844)           817,456            342,570
                                               ------------       ------------       ------------       ------------

NET INCOME (LOSS) .......................      $    257,596       $   (123,454)      $  1,282,450       $    578,907

Retained earnings beginning of the period        22,612,897         21,077,945         21,588,043         20,375,584
                                               ------------       ------------       ------------       ------------

Retained earnings end of the period .....      $ 22,870,493       $ 20,954,491       $ 22,870,493       $ 20,954,491
                                               ============       ============       ============       ============

Average shares outstanding ..............         2,523,261          2,523,261          2,523,261          2,523,261
                                               ============       ============       ============       ============

Net income per common share .............      $       0.10       ($      0.05)      $       0.51       $       0.23
                                               ============       ============       ============       ============

(1) Special charges in the third quarter of 1994 was for personnel changes designed to reduce costs.

BALTEK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     FOR THE THREE MONTHS                     FOR THE NINE MONTHS
                                                          ENDED SEPT 30,                          ENDED SEPT 30,
                                                     1995              1994                 1995                 1994
                                                  -----------       -----------          -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) ..........................      $   257,596       ($  123,454)         $ 1,282,450          $   578,907
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization ............          706,707           489,228            1,494,302            1,420,374
  Foreign exchange loss (gain) .............           47,409           (16,244)             166,756                9,821
  Decrease (increase) in accounts receivable          966,154           533,019              712,055               (8,326)
  Decrease (increase) in inventories .......       (1,508,737)          192,345           (3,285,136)             815,862
  Decrease (increase) in prepaid expenses
    and other current assets ...............          (98,348)         (152,188)            (646,645)            (496,123)
  Decrease (increase) in other assets ......           15,440             2,487               22,885                7,671
  Decrease (increase) in income taxes ......            8,969           (47,302)            (644,270)             301,015
  Increase (decrease) in accounts payable
    and accrued expenses ...................          437,657          (694,772)             638,464              869,757
  Increase (decrease) in deferred taxes ....           (7,026)           (9,522)             (21,078)             (28,567)
                                                  -----------       -----------          -----------          -----------
Net cash provided by operating activities ..          825,820           173,597             (280,218)           3,470,391
                                                  -----------       -----------          -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions-net (including timber and
  timberlands) .............................         (822,788)         (520,288)          (1,994,025)          (1,364,137)
Other ......................................           58,229           (13,963)              98,482               44,498
                                                  -----------       -----------          -----------          -----------
Net cash used in investing activities ......         (764,559)         (534,251)          (1,895,543)          (1,319,639)
                                                  -----------       -----------          -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable .....          797,833        (1,279,185)           1,993,354           (1,799,895)
  Increase (decrease) in long term debt ....             (195)           (2,427)             (25,493)             (40,208)
  Principal payments under capital lease ...          (43,629)          (36,936)            (130,887)            (110,807)
                                                  -----------       -----------          -----------          -----------
Net cash from (used in) financing activities          754,009        (1,318,548)           1,836,974           (1,950,910)
                                                  -----------       -----------          -----------          -----------
Effect of exchange rate changes on cash ....          (50,475)           20,782             (137,292)               8,044
                                                  -----------       -----------          -----------          -----------
Net increase (decrease) in cash ............          764,795        (1,658,420)            (476,079)             207,886

CASH AT BEGINNING OF THE PERIOD ............          455,341         2,385,103            1,696,215              518,797
                                                  -----------       -----------          -----------          -----------
CASH AT THE END OF THE PERIOD ..............      $ 1,220,136       $   726,683          $ 1,220,136          $   726,683
                                                  ===========       ===========          ===========          ===========
Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
 Interest ..................................      $   168,846       $   171,004          $   294,685          $   244,995
 Income taxes paid .........................      $    34,093       $    35,736          $ 1,323,441          $    37,366

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital ratio of 2.56:1 at September 30, 1995 declined slightly from the ratio of 2.97:1 at December 31, 1994 due to increased short term debt required for the increases in current assets. Inventory increased due to improved sales volume during the first nine months of 1995. Unused lines of bank credit and the Company's working capital are considered by management, to be sufficient to support operations and fixed asset acquisitions for the immediate future.


RESULTS OF OPERATIONS

         Sales increased 24% and 17% during the three and nine month periods ended September 30, 1995 as compared to the same periods in 1994. Sales of all the Company's balsa and shrimp products increased during the period. The Company is unable to forecast future sales trends due to the changing commodity pricing of its shrimp product and the effect of economical pressures on the pleasure boating industry, the largest user of the Company's balsa products.

         Costs and expenses as a percentage of sales declined by 3.4% and 2.2% for the three and nine month period ended September 30, 1995 as compared with the same period in 1994. The decline was due to a more complete utilization of fixed costs as a result of increased sales. No unusual expenses were incurred in the first nine months of 1995.

            Foreign exchange losses increased in the three and nine month periods of 1995, and are caused by the relationship of the U. S. Dollar to the foreign currencies in the countries where the company has operations. The gains or losses arise when translating foreign currency balance sheets into U. S. Dollars for the purpose of presenting consolidated financial statements. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability of foreign exchange rates.

         On September 6th, 1995 the Company entered into an agreement with Airex AG of Sins, Switzerland to become the sole North American source of Airex and AirLite/Herex structural PVC foam products effective immediately. The Company does not expect sales or income to be generated from these new products until 1996. The addition of these products should solidify our leadership in the structural core market and give us a growth opportunity in the future.

         For the reasons discussed above, the Company realized a net income of $257,596 ($0.10 per share) and $1,282,450 ($0.51 per share) for the three and nine month periods ended September 30, 1995, as compared to a net loss of ($123,454) ($.05 per share) during the third quarter of 1994 and an income of $578,907 ($0.23 per share) for the nine months ended September 30, 1994.

                      BALTEK CORPORATION AND SUBSIDIARIES










NOTE REGARDING UNAUDITED STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS


Information furnished in our Form 10-Q for the quarter September 30, 1995 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The adjustments that were made consisted of only normal recurring accruals.




                        ********************************




No Form 8-K was filed in the third quarter of 1995.

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



                                                          BALTEK CORPORATION
                                                          ----------------------
                                                             (Registrant)





                                                             s/Jacques Kohn
                                                          ----------------------
Date:  November 9, 1995                                         (Signature)
      ------------------



                                                           s/Benson J. Zeikowitz
                                                          ----------------------
Date:  November 9, 1995                                         (Signature)
      ------------------