Form 10-K
period 1995-12-31
BALTEK CORP
filed 1996-03-26
CIK 9442

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934


For the fiscal year ended                                 Commission File Number
December 31, 1995                                                  2-44764

                               BALTEK CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                              13-2646117
--------------------------------               -------------------
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
                                                       ------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE


Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $1.00 par value
                          ----------------------------
                                (Title of Class)


Indicate by Check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    [ X ]       No   [   ]

The aggregate market value of the voting stock held by non affiliates on March 1, 1996 amounted to $9,876,193.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, March 1, 1996: 2,523,261 shares, Common Stock, $1.00 par value.

Documents  incorporated  by  reference:   Portions  of  the  registrant's  proxy
statement dated April 26, 1996 for use in connection with its 1996 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent set forth in items 10, 11, and 12 hereof.


                                     PART I
Item 1.     Business.

                               Principal Products

                  The registrant and its subsidiaries (hereinafter collectively referred to as the "Company") mill and sell graded and finished balsa lumber in standard sizes and balsa wood strips and blocks. "Standard sizes" of balsa lumber are measured in boardfeet (12" x 12" x 1") for the English system of measure or in cubic meters for the metric system of measure. Shipments to Europe, (except the U.K.) and Japan are made in cubic meters while shipments to the U.S. and the U.K. are in boardfeet. The Company, for production and statistical purposes, converts all metric measurements into boardfeet, thus the Company's "standard" is boardfeet. The Company also manufactures and sells custom-made bonded panels, blocks and beams of balsa wood, and a flexible balsa wood block mat called "Contourkore ."

                  Glued-up balsa blocks are marketed in two ways. Part is sold directly to customers in block or panel form, the balance is shipped to the Company's factory in Northvale, N.J. for further processing into Contourkore and other products. Blocks and Contourkore are used by the Company's customers to manufacture a variety of products by laminating metal or fiberglass reinforced plastic skins to both sides of the balsa, thereby creating a sandwich structure in which balsa is the core or center. The products manufactured by the Company's customers include fiberglass boats, aircraft cargo pallets, aircraft flooring, fiberglass storage and processing tanks and fiberglass tub and shower bottoms. Balsa lumber is used mostly by the hobby industry to manufacture model airplanes.

                  In addition, the Company sells a non-balsa continuous strand fabric, imported from Holland and Japan and resold without further manufacturing. This product is marketed as "Coremat" and "BaltekMat" to the pleasure boat industry.

                  In September 1995 the Company entered into an agreement with Airex AG of Sins, Switzerland, a division of A.L. Alusuisse - Lanza Group to become the sole North American source of Airex(R) (a registered trademark of Aires AG) and Airlite(TM), structural PVC foam products. The Company does not expect sales or income to be generated from these foam products until mid to late 1996. However these additional products, together with its Balsa products, should solidify the Company's leadership as a complete supplier to the composite structural core market and result in growth opportunities for the future.

                  All the Company's balsa and shrimp are produced in Latin America, principally in Ecuador, South America. The dependence on foreign countries for raw materials represents some inherent risks. However, the Company, or its predecessors, have maintained operations in Ecuador since 1940. The Company does not consider its reliance on Ecuador to represent an undue business risk; in fact, the Company believes that operating in Ecuador is one of its strengths, where quality raw materials are produced at a reasonable cost in a politically stable atmosphere.

                  The Company is also in the aquaculture business, specifically shrimp farming in Ecuador. This operation consists of a hatchery, a farm and a packing plant. Shrimp larvae are supplied by the hatchery to the farm and after harvest, transferred to the packing plant for processing and shipment to customers in the United States and Europe.


                  Principal Markets and Methods of Distribution

                  The Company's balsa products are sold throughout the United States, Canada, Europe, Japan, and Australia to approximately 1,600 ultimate users. The Company's salesmen are used extensively in the sale of its balsa products. Approximately 40% of its balsa product sales are made by the Company directly. The remainder of the sales are handled through regional distributors in the United States, Europe, Canada, and Japan. Sales of Contourkore to customers outside the United States are handled through a wholly-owned Foreign Sales Corporation.

                  In 1995, approximately 40% of all the shrimp production was sold to the U.S. market through food brokers; the balance was sold to the European market.


                             Competitive Conditions

                  As part of their overall business, other companies, with aggregate facilities and financial resources substantially greater than those of the Company, manufacture and sell various natural and synthetic products for nearly all the purposes for which balsa lumber and products are sold by the Company. Some of these competitive products are produced and sold at a lower cost than the Company's balsa lumber and products, and sales of these competing products are substantially greater than the Company's sales of balsa lumber and products.

                  The Company's shrimp business competes against many larger companies which produce shrimp through similar methods in addition to fishing for shrimp in the traditional method of trawling.


                                Material Customer

                  During the period ended December 31, 1995, the Company had sales to one customer in excess of 10% of the Company's consolidated revenues.

                                     Backlog

                  As of December 31, 1995, the Company had a backlog of orders believed to be firm in the total amount of $5,955,000 all of which is reasonably expected to be filled within the current fiscal year.

                  As of December 31, 1994, the Company had a backlog of orders believed to be firm in the total amount of $9,671,000.


                    Sources and Availability of Raw Materials

                  The Company acquires, partly from its own plantations and partly from others, substantially all of its balsa wood from western and coastal Ecuador, accessible by roads so that the balsa lumber can be transported by truck to its sawmills. The Company considers the timber presently standing in this area, combined with its planned plantation expansion program, to be ample to supply all the Company's requirements in the foreseeable future. The Company also receives small quantities of balsa from other Latin American countries. The resins, fiberglass and other materials used in the Company's manufacturing processes are available from numerous commercial sources. To date the Company has experienced no difficulty in obtaining such materials needed for its operations.

                  The Company owns and operates a shrimp farm and a shrimp hatchery in Ecuador for the production of a steady and plentiful supply of shrimp. The hatchery supplies substantially all the larvae required by the Company's ponds. The Company also owns a shrimp packing company in Ecuador, thereby achieving complete vertical integration of the shrimp business.


                        Patents, Trademarks and Licenses

                  The Company features its registered trademark "Belcobalsa(R)" for lumber, dimension stock, and bonded panels and blocks, "Contourkore(R)" "LamPrep(R)" and "AL-600(R)" for the flexible wood block mat, "Durakore(R)", a balsa hardwood composite, "D100(R) " for end-grain panels and "Decolite(R)" a balsa composite panel used as an alternative to plywood, and low-density laminate bulkers, marketed as "BaltekMat(R)" and "Firet Coremat(R)".

                  The Company also features "Airlite(TM)", a cross-linked PVC foam, and "Airex(R)" (registered trademark of Airex AG) a linear foam.

                            Estimated Research Costs

                  The Company has incurred approximately $415,000 during 1995 for research and development, compared to expenditures of $447,000 in 1994 and $535,000 in 1993. All expenditures are related to the balsa division and include customer service activities. The Company continues to actively explore possible new applications of balsa, and new manufacturing processes.

                              Environmental Impact

                  The Company has experienced no material impact upon its capital expenditures, earnings or competitive position as a result of its compliance with federal, state or local provisions relating to the protection of the environment. Balsa is not a rainforest species, nor does it grow in the rainforest. It is usually harvested within five years. The fast growth rate makes balsa similar to short-cycle agricultural crops and an ideal tree species for forest plantations.

                                    Employees

                  The Company has approximately 956 employees in Ecuador, 125 in the United States and 10 in Europe, aggregating 1091 employees.

                                   Seasonality

                  The Company's business is not seasonal.

                               Classes of Products

                  The following table sets forth the amount and percentage of total sales and revenue represented by each of the Company's product classes in the three years ended December 31, 1995 (dollars in thousands):

                                                 Balsa and Other
                           Balsa                 Products for
Year                       Lumber              Composite Industries             Shrimp            Total
----                       ------              --------------------             ------            -----
1993                       $3,651                    $23,635                    $5,084            $32,370
                               11%                        73%                       16%               100%

1994                       $3,811                    $29,022                    $7,297            $40,130
                               10%                        72%                       18%                100%

1995                       $4,233                    $32,187                    $9,364             $45,784
                                9%                        70%                        21%               100%

                               Segment Information

                  The Company is engaged in two lines of business, that of manufacturing and supplying balsa wood and balsa wood products, laminate bulkers and PVC foams, used principally as the core material in various industries, and in the aquaculture business, namely, shrimp farming in Ecuador.

                  Reference is made to the information set forth in Note 11 to the Notes to Consolidated Financial Statements, Part II, Item 8 hereof, with respect to assets and operating results for different business segments.

                               Foreign Operations

                  The Company, through its Ecuadorean subsidiaries, owns and operates five woodworking plants and approximately 15,346 acres of forest land in Ecuador. In addition, the Company owns and operates a shrimp farm on approximately 2,000 acres, a shrimp hatchery and a shrimp packing plant.

                  At the Company's woodworking plants, rough balsa lumber is received from independent loggers and then processed into finished lumber and other manufactured products.

                  The Company's shrimp ponds are stocked with larvae. After feeding, controlling the pond environment and monitoring the growth of the shrimp for a period of approximately six months, the shrimp are harvested, frozen, packed and sold for export.

                  The Company, through its European subsidiaries, operates sales offices in France, the United Kingdom and Denmark.

                  Reference is made to the information set forth in Note 11 to the Notes to Consolidated Financial Statements, Part II, Item 8 hereof, with respect to assets and operating results by geographic areas.


                                  Foreign Sales

                  Approximately 29% of the Company's net sales for the year ended December 31, 1995 was derived from sales to customers outside the United States.

                  No prediction can be made as to any future increase or decrease of the Company's foreign business. The Company has experienced differences in profitability between foreign and domestic sales due to the changing value of the U.S. dollar in relation to the foreign currencies of countries where its products are sold.

Item 2.  Properties.

                  The Company owns or leases the properties indicated in the following table:

Property and Location                                                                           Status
---------------------                                                                           ------
One story concrete and steel building  containing the Leased Company's principal offices and the plant for  manufacturing  Contourkore(R),  85,000 square feet on
4-1/2 acres (Northvale, New Jersey).                                                            Leased

Woodworking  plant  housed  in  several  wood,  concrete  and  steel  buildings,
approximately 180,000 square feet (Guayaquil, Ecuador).                                         Owned

Woodworking plant housed in several wood and concrete  buildings,  approximately
30,000 square feet on 7 acres of land (Guayaquil, Ecuador).                                     Owned

15,346 acres of Timberland in Ecuador.                                                          Owned

2,000 acres of land for shrimp farming in Ecuador,  including ten wood buildings
and one concrete building totaling approximately 11,000 square feet.                            Owned

Shrimp hatchery housed in several  concrete  buildings on 3.7 acres of land (San
Pablo, Ecuador).                                                                                Owned

Shrimp packing plant housed in three  concrete and steel  buildings on 2.6 acres
of land (Duran, Ecuador).                                                                       Owned

Woodworking  plant housed in four concrete and steel  buildings,  165,000 square feet  on  approximately  28  acres  of land  (Santo  Domingo  de los  Colorados,
Ecuador).                                                                                       Owned

Woodworking plant housed in one concrete and steel building,  62,000 square feet
on approximately 7 acres of land (Manta, Ecuador).                                              Owned

Woodworking   plant  housed  in  one  wood  building,   26,000  square  feet  on
approximately 8 acres of land (Quevedo, Ecuador).                                               Owned

Maintenance  facilities for the Balsa Raw Material  Department in a concrete and
wood building, 16,875 square feet (Quevedo, Ecuador).                                           Owned

Office space in concrete building, 7,100 square feet (Guayaquil, Ecuador).                      Owned

Office space in concrete building, 1,000 square feet (Croydon, U.K.).                           Leased

Office space in stone and wood  building,  2,000  square feet  (Paris,  France).                Leased

Approximately 16,000 square feet of wareouse space  (Norwood, N.J.)                             Leased

All of the above properties except the shrimp farming land, hatchery and packing plant are used in the balsa wood business.

                  The lease of the property at Northvale, New Jersey, continues until February 28, 2002, at an average annual rental of approximately $383,000. The lease of the Company's office space in Paris continues until March 31, 1998 at an annual rental equivalent to approximately $28,800. The lease of the Company's office in Croydon, U.K. runs until December 25, 2008 at an annual rental of approximtely $13,200.

                  All of the Company's properties, plants and equipment are considered to be presently sufficient for their respective purposes.


Item 3.     Legal Proceedings.

                  Not Applicable.


Item 4.     Submission of Matters to a Vote of Security Holders.

                  There was no submission of matters to a vote of security holders during the fourth quarter of 1995.

                                     PART II

Item 5.     Market for the Registrant's Common
            Equity and Related Stockholder Matters.

                  The Company's common stock is traded in the over-the-counter market (NASDAQ). The following is the bid price range for the last two years.

                                          1995                        1994
                                -----------------------      ----------------------
                                  HIGH           LOW           HIGH          LOW
                                ---------      --------      --------      --------
1st Quarter ...........         $    8.25      $   6.75      $   9.25      $   7.25
2nd Quarter ...........              9.00          7.00          8.50          7.25
3rd Quarter ...........             10.25          7.50          9.25          7.50
4th Quarter ...........              9.25          8.25          7.75          6.50

                  The Company had approximately 216 stockholders of record as of March 1, 1996.


                  No cash dividends were paid during the past two years.

Item 6.     Selected Financial Data.

                           (Dollars in thousands except per share amounts)

                                       YEAR ENDED DECEMBER 31,



                            1995            1994            1993            1992             1991
                          --------        --------        --------        --------         --------
Net Sales ........        $ 45,784        $ 40,130        $ 32,370        $ 28,215         $ 31,101

Income (loss) ....        $  1,962        $  1,212        $    113        $   (543)        $    805

Income (loss) per         $    .78        $    .48        $    .04        $   (.22)        $    .32
common share

Total Assets .....        $ 38,816        $ 34,541        $ 33,385        $ 30,646         $ 29,009

Long Term ........        $  2,298        $  2,388        $  2,616        $  2,715         $    438
obligations (a)

Cash dividends de-            --              --              --              --               --
clared per common
share

Average shares           2,523,261       2,523,261       2,523,261       2,523,261        2,523,261
outstanding


Note (a): Excluding deferred income taxes.

                     Management's Discussion and Analysis of
Item 7.           Financial Condition and Results of Operations


                         LIQUIDITY AND CAPITAL RESOURCES

                  The Company's working capital ratio (current assets divided by current liabilities) decreased in 1995 to 2.50:1 from 2.97:1, after increasing in 1994 from 2.87:1.

                  Cash was provided and used in varying amounts during the three year period, principally as a result of changes in the elements of current assets and current liabilities and in the amount of cash provided by net income. Inventories increased in 1995 and 1993 but decreased in 1994. The increase in 1995 was due to new products and inventory buildup for anticipated increases in sales. The 1994 decrease was caused by greater sales than anticipated. The increase in 1993 was due to an inventory buildup in anticipation of the 1994 sales increase.

                  Cash used in investing activities for the three year period was due to increased investments in balsa plantations, replacement of old equipment, reconstruction of the shrimp ponds and purchase of new equipment required for the manufacture of the Company's new products. The Company has no material commitments for capital expenditures.

                  Debt increased in 1995 and 1993 due to working capital and investment requirements. In 1994 the company repaid debt of $1,887,000 from funds generated by profits.

                  The Company had unused lines of credit of $5.0 million with a domestic bank, $1.8 million with Ecuadorean banks and $1.0 million with European banks. The Company expects that future operations and its unused lines of credit will provide sufficient resources to support its planned expansion and to maintain its favorable liquid position.

                       RESULTS OF OPERATIONS FOR THE YEARS
                     ENDED DECEMBER 31, 1995, 1994 AND 1993

                  Total sales increased 14%, 24% and 15% in 1995, 1994 and 1993, respectively. The gains in all three years were due to increased demands from all industries using our balsa products together with substantial increases in shrimp sales.

                  Balsa sales were favorably affected by the continuing recovery of the pleasure boat industry. The pleasure boat industry represented approximately 40% of the Company's 1995 balsa sales. Fluctuating interest rates make it impossible to forecast short or long range trends in the boating industry. The increases in balsa sales in all three years were due to volume increases, increased sales of value-added products and to price increases. The Company continues to explore and develop alternative applications for its balsa products.

                  Shrimp sales were  $9,364,000,  $7,297,000  and  $5,084,000 in
1995, 1994 and 1993, respectively. The substantial increases in 1995 and 1994, after a decline in 1993, were the result of increased world wide market prices and increased yield at the Company's shrimp farm. The decline in 1993 was due to unfavorable weather conditions in Ecuador, where the shrimp farm is located, during the first nine months of 1993. The Company 's reconstruction program to increase yields at its shrimp farm commenced in the middle of 1993 and has proved successful. The program should be concluded in 1997.

                  Cost of products sold as a percentage of sales was approximately the same in 1995 and 1994 after increasing 2% in 1993. All three years were affected in varying degrees by inflationary pressures on operating expenses partially offset by currency devaluation and operating efficiencies resulting from the 1994 and earlier restructuring. Additionally, 1995 and 1994 benefited from increased absorption of overhead expenses due to increased production. The Company recorded a special charge of $323,977 in 1994 associated with a decision to reduce costs by making operational and personnel changes at the Company's factories in Ecuador. This charge was effected within the year with no related reserve balance remaining at year end.

                  Selling, general and administrative expenses as a percentage of sales remained approximately the same in 1995 as in 1994 due mostly to the addition of sales personnel required to market the Company's existing and new products and to support the Company's continuing search for new markets and applications for its products. These additions were offset by increased absorption of fixed expenses. The decline in 1994 by 3% and in 1993 by 4% was due to a better absorption of fixed expenses as a result of increased sales.

                  Sales and expenses were slightly affected in all three years by the different exchange rates applied in translating the books of accounts of the Company's European subsidiaries.

                  Interest expense increased in 1995 and 1994 due to rising interest rates and increased borrowings after declining in 1993 as a result of lower interest rates.

                  Translation losses varied greatly during the three year period. Translation losses are caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when translating foreign currency balance sheets into U.S. dollars in order to present consolidated financial statements. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange rates.

                  The effective income tax rate amounted to 21% in 1995, 39% in 1994, and 40% in 1993. Reconciliation of the effective rate with the U.S. statutory rate is detailed in footnote 8 to the financial statements.

                  In summary of the foregoing discussion, the Company realized net income of $1,962,253, $1,212,459, and $112,835 in 1995, 1994 and 1993,
respectively.

Item 8.     Financial Statements and Supplementary Data.

                  The consolidated financial statements of the registrant and subsidiaries, and supplemental schedule are annexed hereto and made part hereof.


          Changes in and Disagreements With Accountants
Item 9.      on Accounting and Financial Disclosure.

                  None.



                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.

                  Omitted from this Report since a definitive Proxy Statement, pursuant to Regulation 14A containing the required information, will be filed with the Commission not later than 120 days after the close of registrant's fiscal year.


Item 11.     Executive Compensation.

                  Omitted from this Report since a definitive Proxy Statement, pursuant to Regulation 14A containing the required information, will be filed with the Commission not later than 120 days after the close of the registrant's fiscal year.


               Security Ownership of Certain Beneficial
Item 12.       Owners and Management.

                  Omitted from this Report since a definitive Proxy Statement, pursuant to Regulation 14A containing the required information, will be filed with the Commission not later than 120 days after the close of the registrant's fiscal year.


Item 13.  Certain Relationships and Related Transactions.

                  Inapplicable.

                                     PART IV

           Exhibits, Financial Statement
Item 14.   Schedules, and Reports on Form 8-K

(a)(1) and (2)   Consolidated Financial Statements
                    and Financial Statement Schedule

                    See Index to Consolidated Financial Statements and Financial Statement Schedule annexed hereto and made part hereof.

(b)                 Reports on Form 8-K

                    No reports on Form 8-K were filed by or on behalf of the registrant for the quarter ended December 31, 1995, the last quarter in the period covered by this Annual Report on Form 10-K.

(c)                 List of Exhibits

Exhibit No.                     Item                           Filing
-----------                     ----                           ------
     3                 Articles of Incorporation             Pre-Filed
                                 (Bylaws)

    10                 Material Contracts                    None

    21                 Subsidiaries of Registrant            Filed Herewith

    27                 Financial Data Schedule               Filed Herewith

                                   SIGNATURES



Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    BALTEK CORPORATION
                                                          Registrant



                                           By /s/ Jacques Kohn
                                              ---------------------------
                                                  Jacques Kohn,
                                                  President



                                           By /s/ Benson J. Zeikowitz
                                              ----------------------------
                                                  Benson J. Zeikowitz,
                                                  Treasurer (Principal
                                                  Financial officer and
                                                  Principal accounting
                                                  officer)

Dated: March 21, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




By /s Margot W. Kohn                            By /s/ Jacques Kohn
   -----------------------------                   -----------------------------
      Margot W. Kohn,                                  Jacques Kohn,
      Director                                         Director



By /s/ Theodore Ness                            By /s/ Benson J. Zeikowitz
   -----------------------------                   -----------------------------
       Theodore Ness,                                  Benson J. Zeikowitz,
       Director                                        Director


Dated: March 21, 1996

                       BALTEK CORPORATION AND SUBSIDIARIES









       CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                      AS OF DECEMBER 31, 1995 AND 1994 AND
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995








                       PREPARED FOR FILING AS PART OF THE
                            ANNUAL REPORT (FORM 10-K)
                    TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                   **********

BALTEK CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
  FINANCIAL STATEMENT SCHEDULE
PREPARED FOR FILING AS PART OF THE ANNUAL REPORT
  (FORM 10-K) TO THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

   Consolidated Balance Sheets as of December 31, 1995 and 1994

   Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 1995

   Consolidated Statements of Changes in Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 1995

   Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1995

   Notes to Consolidated Financial Statements for Each of the Three
     Years in the Period Ended December 31, 1995

FINANCIAL STATEMENT SCHEDULE AS OF AND FOR EACH OF
   THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995:

   II - Valuation and Qualifying Accounts


All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because of the absence of the conditions under which they are required or because the required information called for is set forth in the consolidated financial statements or notes thereto.

Deloitte &
  Touche LLP
[GRAPHIC -- COMPANY LOGO]
                    ____________________________________________________________
                    Two Hilton Court                   Telephone: (201) 631-7000
                    P.O. Box 319                       Facsimile: (201) 631-7459
                    Parsippany, New Jersey 07054-0319


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Baltek Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Baltek Corporation and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Baltek Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/Deloitte & Touche LLP

March 11, 1996

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
-----------------------------------------------------------------------------------------------

ASSETS                                                              1995               1994
CURRENT ASSETS:
  Cash and cash equivalents .............................        $   841,056        $ 1,696,215
  Accounts receivable (less allowance for doubtful
    accounts - 1995, $92,759; 1994, $75,985) ............          5,350,211          4,919,172
  Inventories (Note 3) ..................................         12,875,203          9,403,216
  Prepaid expenses ......................................            287,861            293,936
  Other .................................................          1,374,637          1,156,746
                                                                 -----------        -----------
           Total current assets .........................         20,728,968         17,469,285

PROPERTY, PLANT AND EQUIPMENT - Net (Notes 4 and 10) ....         11,079,132         10,935,665
TIMBER AND TIMBERLANDS (Note 5) .........................          6,338,152          5,509,051
OTHER ASSETS ............................................            670,244            627,288
                                                                 -----------        -----------
TOTAL ASSETS ............................................        $38,816,496        $34,541,289
                                                                 ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Note 6) ................................        $ 4,424,783        $ 1,716,563
  Accounts payable ......................................          1,910,642          1,889,096
  Income tax payable ....................................              9,952            624,469
  Accrued salaries, wages and bonuses payable ...........            927,739            873,394
  Accrued expenses and other liabilities ................            808,835            573,120
  Current portion of long-term debt .....................             17,558             33,558
  Current portion of obligation under capital lease (Note            188,065            174,517
                                                                 -----------        -----------
           Total current liabilities ....................          8,287,574          5,884,717

OBLIGATION UNDER CAPITAL LEASE (Note 10) ................          1,974,768          2,162,833
LONG-TERM DEBT ..........................................             17,910              7,319
UNION EMPLOYEE TERMINATION BENEFITS (Note 9) ............            305,195            217,624
                                                                 -----------        -----------
           Total liabilities ............................         10,585,447          8,272,493
                                                                 -----------        -----------
STOCKHOLDERS' EQUITY: (Note 7)
  Preferred stock, $1.00 par; 5,000,000 shares
    authorized and unissued .............................                --                 --
  Common stock, $1.00 par; 10,000,000 shares authorized,
    2,523,261 shares issued and outstanding .............          2,523,261          2,523,261
  Additional paid-in capital ............................          2,157,492          2,157,492
  Retained earnings .....................................         23,550,296         21,588,043
                                                                 -----------        -----------
           Total stockholders' equity ...................         28,231,049         26,268,796
                                                                 -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............        $38,816,496        $34,541,289
                                                                 ===========        ===========
See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------------------------

                                                1995                 1994                 1993
                                            ------------         ------------         ------------
NET SALES ..........................        $ 45,783,629         $ 40,129,579         $ 32,369,773

COST OF PRODUCTS SOLD ..............          32,759,376           28,784,739           23,537,855

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES ..........           9,743,221            8,509,343            7,784,070

SPECIAL CHARGE (Note 12) ...........                --                323,977                 --
                                            ------------         ------------         ------------
           Operating income ........               3,281                2,511                1,047
                                            ------------         ------------         ------------
OTHER INCOME (EXPENSES):
  Interest expense (Notes 6 and 10)             (530,231)            (452,352)            (400,787)
  Foreign exchange loss ............            (307,716)             (96,001)            (483,667)
  Interest income ..................              36,669               28,047               17,685
  Other ............................              10,969                 --                  6,442
                                            ------------         ------------         ------------
           Total ...................            (790,309)            (520,306)            (860,327)
                                            ------------         ------------         ------------

INCOME BEFORE INCOME TAXES .........           2,490,723            1,991,214              187,521

INCOME TAX PROVISION (Note 8) ......             528,470              778,756               74,686
                                            ------------         ------------         ------------
NET INCOME .........................        $  1,962,253         $  1,212,458         $    112,835
                                            ============         ============         ============

NET INCOME PER COMMON SHARE (Note 7)        $       0.78         $       0.48         $       0.04
                                            ============         ============         ============


See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
-----------------------------------------------------------------------------------

                                                      Additional
                                 Common Stock,         Paid-in           Retained
                                     $1 Par            Capital           Earnings
                                  -----------        -----------        -----------
BALANCE, DECEMBER 31, 1992        $ 2,523,261        $ 2,157,492        $20,262,750

  Net income - 1993 ......               --                 --              112,835
                                  -----------        -----------        -----------

BALANCE, DECEMBER 31, 1993          2,523,261          2,157,492         20,375,585

  Net income - 1994 ......               --                 --            1,212,458
                                  -----------        -----------        -----------

BALANCE, DECEMBER 31, 1994          2,523,261          2,157,492         21,588,043

  Net income - 1995 ......               --                 --            1,962,253
                                  -----------        -----------        -----------

BALANCE, DECEMBER 31, 1995        $ 2,523,261        $ 2,157,492        $23,550,296
                                  ===========        ===========        ===========


See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
---------------------------------------------------------------------------------------------------------------------
                                                                     1995                1994                1993
                                                                  -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................        $ 1,962,253         $ 1,212,458         $   112,835
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization ........................          1,905,415           1,839,453           1,950,960
    Foreign exchange loss ................................            307,716              96,001             483,667
    Deferred taxes .......................................            (68,107)            (20,404)              5,576
    Increase in accounts receivable ......................           (432,057)           (829,872)           (435,727)
    (Decrease) increase in income taxes payable/receivable           (702,623)            854,250              54,076
    (Increase) decrease in inventories ...................         (3,471,987)            844,158          (1,736,704)
    Increase in prepaid expenses and other current assets            (124,577)           (143,782)           (298,734)
    (Increase) decrease in other assets ..................            (12,050)              4,451             (76,892)
    Increase in accounts payable and accrued expenses ....            324,813           1,219,862             141,209
    Other ................................................            100,011             (20,675)             82,668
                                                                  -----------         -----------         -----------
        Net cash (used in) provided by operating activites           (211,193)          5,055,900             282,934
                                                                  -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net acquisitions of property, plant and equipment ......         (1,626,255)           (859,662)         (1,044,683)
  Increase in timber and timberlands .....................         (1,205,006)         (1,055,691)         (1,340,731)
                                                                  -----------         -----------         -----------
           Net cash used in investing activities .........         (2,831,261)         (1,915,353)         (2,385,414)
                                                                  -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable ...................          2,691,892          (1,673,709)          2,506,786
  Payments of long-term debt .............................            (23,863)            (66,134)            (25,532)
  Principal payments under capital lease .................           (174,517)           (147,748)            (68,720)
                                                                  -----------         -----------         -----------
           Net cash provided by (used in)
              financing activities .......................          2,493,512          (1,887,591)          2,412,534
                                                                  -----------         -----------         -----------
Effect of exchange rate changes on cash ..................           (306,217)            (75,538)           (470,392)
                                                                  -----------         -----------         -----------
Net (decrease) increase in cash and cash equivalent ......           (855,159)          1,177,418            (160,338)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR ......................................          1,696,215             518,797             679,135
                                                                  -----------         -----------         -----------
CASH AND CASH EQUIVALENTS,
  END OF YEAR ............................................        $   841,056         $ 1,696,215         $   518,797
                                                                  ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest .............................................        $   268,808         $   407,383         $   169,746
                                                                  ===========         ===========         ===========
    Income taxes .........................................        $ 1,388,134         $    56,690         $    57,285
                                                                  ===========         ===========         ===========
See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------

1.    NATURE OF OPERATIONS

      Baltek Corporation is a multinational manufacturing and marketing company. The Company's lines of business are supplying core materials (principally balsa products) to various composite industries, farming and processing shrimp, and manufacturing and selling balsa lumber and other balsa wood products. The Company reported its sales in two segments in 1995: the balsa segment including all balsa sales and other materials sold to the composite industry (80%), and the shrimp segment (20%).

      The principal market for the Company's core materials and balsa products is in the United States, while the shrimp market is divided between the United States and Europe.

      The balsa and shrimp products are produced in Ecuador, South America. The supply of raw materials has been without interruption for over 50 years. The balsa and shrimp identifiable assets located at various facilities in Ecuador are included in the Company's consolidated balance sheet and total approximately $23 million at December 31, 1995.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Cash and Cash Equivalents - Cash equivalents consist of short-term highly liquid investments with maturities of three months or less when purchased. Investments are carried at cost, which approximates market.

      In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from Baltek's operations in foreign countries are calculated based on their reporting currencies. As a result of this, amounts related to changes in assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree to changes in the corresponding balances on the consolidated balance sheets. The effect of exchange rate changes on cash balances held in foreign currencies is reported on a separate line below cash flows from financing activities.

      Inventories - Inventories are valued at the lower of cost or market. Cost is determined by use of the first-in, first-out (FIFO) method.

      Property - Property, plant and equipment is stated at cost. Depreciation is provided for depreciable assets over their estimated useful lives using various accepted depreciation methods. The assets under capital leases and leasehold improvements are amortized over their useful lives, or the life of the lease, whichever is shorter. The cost of major improvements to existing facilities is capitalized. The cost of repairs, maintenance and replacements which do not significantly improve or extend the life of the respective assets is charged to expense as incurred.

      Income Taxes - Taxes on current income are provided by the Company and each subsidiary as prescribed by local tax laws. The Company follows the practice of comprehensive interperiod income tax allocation. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 required a change from the deferred method's income statement approach of accounting for income taxes under APB Opinion 11 to an asset and liability approach of accounting for income taxes. Under the asset and liability approach of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

      Timber and Timberlands - Timberlands are carried at cost. Deferred cultivation costs represent the cost of preparing, clearing and seeding the Company's balsa wood plantations. Amortization of timber and timberlands is based on units of production. Timber carrying costs, which include the regular maintenance and overseeing of timberlands, are expensed as incurred.

      Foreign Currency Translation - The financial statements of the Company's foreign subsidiaries are remeasured into U.S. dollars, the Company's functional currency, in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The majority of the foreign exchange gains and losses relate to the manufacturing process in Ecuador, and such amounts are separately stated in the accompanying consolidated statements of operations.

      Research and Development - Research and development costs are charged to expense as incurred. Research and development expenditures, including customer service activities, charged to operations were $414,675, $447,311 and $534,781 in 1995, 1994 and 1993, respectively.

      Concentrations of Credit Risk - Baltek's principal products, balsa lumber and related end products, as well as shrimp products, are sold to a number of markets, including boating, transportation, military, hobby, and the retail food industry. Baltek's products are sold throughout the United States, Canada, Europe, Japan and Australia to approximately 1,600 ultimate users. Credit risk related to Baltek's trade receivables is limited due to the large number of customers in differing industries and geographic areas.

      Income Per Common Share - Income per common share amounts are computed based on the weighted average number of shares outstanding during the period.

      Foreign Currency Risk Management - The Company uses foreign currency forward contracts to reduce currency exchange rate risk on firm commitment purchases denominated in foreign currencies. Gains or losses resulting from these contracts are deferred and are included in the purchase price of the materials. The maximum term of these contracts is less than one year.

      Use of Estimates - In conformity with generally accepted accounting principles, the Company's financial statements include the use of estimates and assumptions which have been developed by management based on available facts and information. Actual results could differ from those estimates.

      Revenue Recognition - The Company generally recognizes revenues when goods are shipped.

      Reclassifications - Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

3.    INVENTORIES

      Inventories of the balsa and shrimp segments are summarized as follows:

                                                   1995                  1994
                                               -----------           -----------
Raw materials ......................           $ 3,913,332           $ 2,580,806
Work-in-process ....................             4,075,895             3,582,410
Finished goods .....................             4,885,976             3,240,000
                                               -----------           -----------
Inventories ........................           $12,875,203           $ 9,403,216
                                               ===========           ===========

      Included in the above amounts are inventories relating to the Company's shrimp operations of $1,337,154 and $976,751 at December 31, 1995 and 1994, respectively.

4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment is comprised of the following:

                                                         1995         1994
                                                      -----------    -----------
Land .............................................    $   125,311    $   125,311
Shrimp properties ................................     14,166,327     13,472,624
Buildings and improvements .......................      1,309,330      1,220,998
Machinery and equipment ..........................      9,034,964      8,477,222
Leasehold improvements ...........................        677,817        585,152
Assets under capital leases ......................      2,498,719      2,498,719
Construction-in-progress .........................          5,000           --
                                                      -----------    -----------
Total ............................................     27,817,468     26,380,026

Less accumulated depreciation and amortization ...     16,738,336     15,444,361
                                                      -----------    -----------
Property, plant and equipment - net ..............    $11,079,132    $10,935,665
                                                      ===========    ===========

      Shrimp properties consist principally of shrimp ponds, a hatchery and a packing plant.

5.    TIMBER AND TIMBERLANDS

      Timber and timberlands are comprised of the following:

                                                      1995               1994
                                                   ----------         ----------
Timberlands ..............................         $2,897,973         $2,664,363
Deferred cultivation costs ...............          3,440,179          2,844,688
                                                   ----------         ----------
Timber and timberlands ...................         $6,338,152         $5,509,051
                                                   ==========         ==========

6.    NOTES PAYABLE

      Notes payable under various agreements at December 31, 1995 and 1994 consist of the following:

                                                           1995          1994
                                                         ----------   ----------
Bank loan - France, with interest at 11.5% ...........   $    4,783   $   16,563

Ecuadorean bank loans, payable in dollars,
  due within one year from the origination date,
  with interest rates between 9% and 17% in 1995 and
  9% in 1994 .........................................    4,420,000    1,700,000
                                                         ----------   ----------
Notes payable ........................................   $4,424,783   $1,716,563
                                                         ==========   ==========

      The Company has an unsecured revolving line of credit with a domestic bank for a maximum credit limit of $5,000,000 with interest at the bank's prime rate. This line of credit, which is renewable annually, expires on May 31, 1996. There were no borrowings outstanding against this line of credit at December 31, 1995. The Company was in compliance with all related loan covenants at December 31, 1995.

      The Ecuadorian bank loans are unsecured. At December 31, 1995, unused lines of credit available under Ecuadorian borrowing arrangements amounted to approximately $1,830,000, and under European borrowing arrangements amounted to approximately $998,000.

      The credit facilities discussed above do not require compensating balances or the payment of commitment fees. The weighted average interest rate on borrowings outstanding at December 31, 1995 and 1994 was 11.3% and 9.8%, respectively. The carrying amount of the notes payable approximates their fair value based on the short-term nature and the terms of the loans. These amounts were paid subsequent to the balance sheet date at par.

7.    COMMON STOCK AND STOCK OPTIONS

      The weighted average number of common shares outstanding used in the calculation of income per common share amounts was 2,523,261 in 1995, 1994 and 1993.

      The Company has a stock option plan under which options to purchase up to 100,000 shares may be granted to certain key employees. As of December 31, 1995, 2,000 options were available for grant and no options were outstanding.

8.    INCOME TAXES

      The Company adopted SFAS 109 as of January 1, 1993. Such adoption resulted in no net effect on the Company's consolidated statement of operations.

      Income (loss) before income taxes is comprised of:

                                 1995              1994                1993
                             -----------        -----------         -----------
Domestic ............        $ 1,717,492        $ 2,242,143         $   206,555
Foreign .............            773,231           (250,929)            (19,034)
                             -----------        -----------         -----------
Total ...............        $ 2,490,723        $ 1,991,214         $   187,521
                             ===========        ===========         ===========

      The provision (benefit) for income taxes for the years ended December 31, 1995, 1994 and 1993 consists of the following:

                                     1995             1994              1993
                                  ---------         ---------         ---------
Federal:
  Current ................        $ 519,517         $ 770,788         $  (3,091)
  Deferred ...............          (68,107)          (20,404)            5,576
State ....................           87,885            94,649             5,928
Foreign ..................          (10,825)          (66,277)           66,273
                                  ---------         ---------         ---------
Total ....................        $ 528,470         $ 778,756         $  74,686
                                  =========         =========         =========

      The reconciliation between the Company's effective tax rate and the statutory Federal tax rate for 1995, 1994 and 1993 is as follows:

                                                          1995     1994     1993
                                                          ----     ----     ----
Statutory Federal tax rate ..........................     35.0%    35.0%    35.0%
Increase (decrease) in taxes resulting from:
Foreign income - effect of rates
  differing from statutory rates, effect
  of nontaxable exchange gains and losses,
  and foreign losses with no current benefit ........    (11.8)     0.5     40.4
Refunds and reversal of current valuation allowance .     (6.4)    (1.4)   (38.9)
State and local taxes, net of Federal income
  tax benefit .......................................      2.3      3.1      2.2
Other - net .........................................      2.1      1.9      1.1
                                                          ----     ----     ----
Effective tax rate ..................................     21.2%    39.1%    39.8%
                                                          ====     ====     ====

      As a result of various incentives provided by the Ecuadorian government, the effective foreign tax rate is lower than the U.S. Federal statutory tax rate.

      Significant   components  of  the   Company's   deferred  tax  assets  and
      liabilities are as follows:

                                                            December 31,
                                                        1995             1994
                                                     ---------        ---------
Current
  Inventory capitalization ...................       $  77,448        $  49,071
  Unexpired insurance ........................         (80,171)         (80,943)
  Other - net ................................          24,746           13,895
                                                     ---------        ---------
Total current asset (liability) ..............       $  22,023        $ (17,977)
                                                     =========        =========

Noncurrent
  Capital lease ..............................       $ 203,946        $ 175,839
  Foreign tax credit carryforwards ...........            --            140,000
  Less valuation allowance ...................            --           (140,000)
                                                     ---------        ---------
Total noncurrent asset .......................       $ 203,946        $ 175,839
                                                     =========        =========

      As of December 31, 1994, the Company had a full valuation allowance recorded against the foreign tax credit carryforwards of $140,000. Management believed that it was more likely than not that the credits would expire unutilized. The Company was, however, able to utilize these credits and has included the income from the reversal of the valuation allowance in the tax provision for the year ended December 31, 1995.

      The total current and noncurrent amounts presented above, to the extent not shown separately on the consolidated balance sheets, are included in other assets (current and noncurrent) and accrued expenses and other liabilities.

      The Company does not accrue Federal income taxes on the equity in the undistributed earnings of its foreign subsidiaries, which amounted to approximately $5,775,000 at December 31, 1995, because such earnings are permanently reinvested. It is not practicable to estimate the tax liability that might arise if these earnings were remitted.

9.    EMPLOYEE BENEFIT PLANS

      The Company has a profit-sharing plan under which an annual contribution may be paid from accumulated profits at the discretion of the Board of Directors for the benefit of eligible employees upon their retirement. Contributions to this plan by the Company amounted to $327,445 and $281,787 in 1995 and 1994, respectively. There were no contributions to the plan by the Company in 1993.

      The Company has adopted an amendment to the profit sharing plan described above providing an election to all participants, pursuant to Section 401(k) of the Internal Revenue Code, to defer between 2 percent and 10 percent of salary. Amounts deferred are paid to the trustee of the plan. The amendment does not provide for matching Company contributions.

      Certain employees of the Company's Ecuadorian subsidiary companies are covered by termination and retirement plans incorporated under statutory requirements of labor laws and collective bargaining agreements. Included in the accompanying consolidated balance sheets are union employee termination benefits which approximate unpaid vested benefits under such plans. The amount of benefits to be received by an employee is established by the collective bargaining agreements and is based on length of service and compensation. Provisions of approximately $111,000, $63,000 and $106,000 were charged to income during 1995, 1994 and 1993, respectively.

10.   LEASES

      The Company leases its office space and plant facilities in Northvale, New Jersey, under a long-term capital lease agreement which expires in 2002. The lease provides that the Company pay all real estate taxes, maintenance and insurance relating to the facilities. Accumulated amortization related to the asset under capital lease at December 31, 1995 and 1994 was $957,851 and $707,965, respectively.

      Rent  expense  under  operating  leases  relates   principally  to  office
      buildings and amounted to $53,343,  $51,210 and $51,701 in 1995,  1994 and
      1993, respectively.

      Future minimum lease payment obligations, as of December 31, 1995, for the capital lease described above, as well as operating leases, are summarized below. The operating leases are for space at the Company's offices in England and France and space in a warehouse in Norwood, New Jersey, for which lease payments begin in 1996.

                                                       Capital         Operating
Year                                                    Lease            Leases
----                                                 ----------        ---------
1996                                                 $  341,764        $111,3343
1997                                                    430,765           99,779
1998                                                    448,565           20,379
1999                                                    466,365           13,184
2000                                                    469,926           13,184
Remainder                                               569,607          105,472
                                                     ----------       ----------
Total                                                 2,726,992          363,341

Less amounts representing interest                      564,159             --
                                                     ----------       ----------
Capital lease obligation                             $2,162,833       $     --
                                                     ==========       ==========
Operating lease obligations                          $     --         $  363,341
                                                     ==========       ==========

11.   SEGMENT INFORMATION

      The Company and its subsidiaries operate primarily in two segments, as a manufacturer and supplier of balsa wood products used principally as a core material in various industries, and in the shrimp farming business. Information about the Company's operations by segment for 1995, 1994 and 1993 is as follows:

                                                                      (In Thousands)
                                                          1995             1994             1993
                                                        --------         --------         --------
Revenues from unaffiliated customers
Balsa segment ..................................        $ 36,420         $ 32,833         $ 27,286
Shrimp segment .................................           9,364            7,297            5,084
                                                        --------         --------         --------
Total revenues .................................        $ 45,784         $ 40,130         $ 32,370
                                                        ========         ========         ========
Operating income

Balsa segment ..................................        $  2,776         $  2,639         $  2,411
Shrimp segment .................................           2,327            1,572              239
General corporate expenses .....................          (1,822)          (1,699)          (1,602)
                                                        --------         --------         --------
Total operating income .........................        $  3,281         $  2,512         $  1,048
                                                        ========         ========         ========
Income before income taxes

Balsa segment ..................................        $  2,608         $  2,618         $  2,024
Shrimp segment .................................           2,187            1,572              239
General corporate expenses .....................          (1,822)          (1,699)          (1,602)
                                                        --------         --------         --------
Operating income after exchange gain/loss ......           2,973            2,415              564
Interest expense ...............................            (530)            (452)            (401)
Other income - net .............................              48               28               25
                                                        --------         --------         --------
Income before income taxes .....................        $  2,491         $  1,991         $    188
                                                        ========         ========         ========
Identifiable assets

Balsa segment ..................................        $ 29,647         $ 26,048         $ 24,424
Shrimp segment .................................           9,170            8,493            8,961
                                                        --------         --------         --------
Total identifiable assets ......................        $ 38,817         $ 34,541         $ 33,385
                                                        ========         ========         ========
Capital expenditures, net, including timberlands
  and capital leases

Balsa segment ..................................        $  2,169         $  1,424         $  1,977
Shrimp segment .................................             694              492              408
                                                        --------         --------         --------
Total capital expenditures .....................        $  2,863         $  1,916         $  2,385
                                                        ========         ========         ========
Depreciation expense

Balsa segment ..................................        $    778         $    754         $    771
Shrimp segment .................................             736              708              696
                                                        --------         --------         --------
Total depreciation expense .....................        $  1,514         $  1,462         $  1,467
                                                        ========         ========         ========

      Information pertaining to the Company's operations in different geographic areas is as follows:

                                                        (In Thousands)
                                            1995             1994             1993
                                          --------         --------         --------
Revenues from unaffiliated sources

United States - domestic .........        $ 32,453         $ 29,780         $ 22,926
United States - export ...........           7,534            5,062            1,353
Ecuador ..........................              87               87               54
Europe ...........................           5,710            5,201            8,037
                                          --------         --------         --------
Total revenues ...................        $ 45,784         $ 40,130         $ 32,370
                                          ========         ========         ========

Transfers between geographic areas

United States ....................        $  2,167         $  1,628         $  1,676
Ecuador ..........................          17,781           13,227           13,241
                                          --------         --------         --------
Total transfers ..................        $ 19,948         $ 14,855         $ 14,917
                                          ========         ========         ========

Operating income (loss)

United States ....................        $  2,422         $  3,412         $  1,083
Ecuador ..........................           1,055             (656)            (205)
Europe ...........................            (196)            (244)             170
                                          --------         --------         --------
Total operating income ...........        $  3,281         $  2,512         $  1,048
                                          ========         ========         ========

Identifiable assets

United States ....................        $ 12,576         $ 10,792         $  9,926
Ecuador ..........................          22,732           20,370           19,584
Europe ...........................           3,509            3,379            3,875
                                          --------         --------         --------
Total identifiable assets ........        $ 38,817         $ 34,541         $ 33,385
                                          ========         ========         ========

      Transfers between geographic areas are at prices which permit the recovery of manufacturing costs and a reasonable operating profit. The majority of export sales from the Company's United States operations were to unaffiliated customers in Europe.

      Sales to one customer from the Balsa segment amounted to approximately 13%, 13% and 20% of total revenues in 1995, 1994 and 1993, respectively.

12.   SPECIAL CHARGE

      In 1994, the Company recorded a special charge of $323,977, associated with a decision to reduce costs by making personnel changes at the Company's mills in Ecuador. This charge was comprised primarily of severance payments for 68 employees. This action was effected within 1994 and no related reserve balance remained by year-end 1994.

                                     ******

                                                                                 Schedule II
BALTEK CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 1995, 1994 AND 1993
---------------------------------------------------------------------------------------------
                                                    Additions
                                    Balance at      Charged to                      Balance
                                    Beginning       Costs and                        at End
           Description               of Year         Expenses       Deductions       of Year
                                     --------        --------        --------        --------
YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful
    accounts receivable .....        $ 75,985        $ 97,176        $ 80,402        $ 92,759
                                     ========        ========        ========        ========

YEAR ENDED DECEMBER 31, 1994:
  Allowance for doubtful
    accounts receivable .....        $145,955        $ 74,312        $144,282        $ 75,985
                                     ========        ========        ========        ========

YEAR ENDED DECEMBER 31, 1993:
  Allowance for doubtful
    accounts receivable .....        $173,751        $ 24,584        $ 52,380        $145,955
                                     ========        ========        ========        ========