Form 10-Q
period 1996-03-31
BALTEK CORP
filed 1996-05-14
CIK 9442

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                            -----------------------


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                 Commission file number 2-44764
March 31, 1996


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

The number of shares outstanding as of May 6, 1996 the last practicable date, was 2,523,261, Common Stock, $1.00 par value.

BALTEK CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                         UNAUDITED      AUDITED
                                                          3/31/96      12/31/95
                                                        -----------   -----------
ASSETS
 Current Assets
  Cash ..............................................   $ 1,023,489   $   841,056
  Accounts receivable-net ...........................     5,236,814     5,350,211
  Inventories .......................................    12,387,289    12,875,203
  Prepaid expenses other current assets .............     1,845,598     1,662,498
                                                        -----------   -----------
      TOTAL CURRENT ASSETS ..........................    20,493,190    20,728,968
                                                        -----------   -----------
 Property, plant and equipment-net ..................    10,966,037    11,079,132
 Timber and timberlands .............................     6,545,221     6,338,152
 Other assets .......................................       668,991       670,244
                                                        -----------   -----------
      TOTAL .........................................   $38,673,440   $38,816,496
                                                        ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
  Notes payable .....................................   $ 4,151,319   $ 4,424,783
  Accounts payable ..................................     2,267,593     1,910,642
  Accrued expenses and other liabilities ............     1,073,325     1,746,526
  Current portion of long term debt .................        80,000        17,558
  Current portion of obligation under
   capital lease ....................................       188,065       188,065
                                                        -----------   -----------
      TOTAL CURRENT LIABILITIES .....................     7,760,302     8,287,574
                                                        -----------   -----------

 Obligation under capital lease .....................     1,927,752     1,974,768
 Long term debt .....................................       313,333        17,910
 Union employee termination benefits ................       355,338       305,195
                                                        -----------   -----------

      TOTAL LIABILITIES .............................    10,356,725    10,585,447
                                                        -----------   -----------
(Continued)

BALTEK CORPORATION
CONSOLIDATED BALANCE SHEETS -- Continued

                                                         UNAUDITED      AUDITED
                                                          3/31/96      12/31/95
                                                        -----------   -----------
 Stockholders' Equity:
  Preferred stock $100 par; 5,000,000 shares
   authorized and unissued
  Common stock $1.00 par; 10,000,000 shares
   authorized, 2,523,261 shares issued and
   outstanding ......................................     2,523,261     2,523,261
  Additional paid-in-capital ........................     2,157,492     2,157,492
  Retained earnings .................................    23,635,962    23,550,296
                                                        -----------   -----------
      TOTAL STOCKHOLDERS' EQUITY ....................    28,316,715    28,231,049
                                                        -----------   -----------

      TOTAL .........................................   $38,673,440   $38,816,496
                                                        ===========   ===========

Note A: Classification of inventories are as follows:
         Raw Materials ..............................     3,668,216     3,913,332
         Work-in-process ............................     4,529,186     4,075,895
         Finished goods .............................     4,189,887     4,885,976
                                                        -----------   -----------
          TOTAL .....................................   $12,387,289   $12,875,203
                                                        ===========   ===========

BALTEK CORPORATION AND SUBSIDIARIES
UNAUDITED STATEMENT OF CONSOLIDATED INCOME
AND RETAINED EARNINGS

                                                         FOR THE THREE MONTH
                                                           PERIOD ENDED
                                                             MARCH 31,
                                                  -----------------------------
                                                      1996             1995
                                                  ------------     ------------
Net Sales ....................................    $ 11,712,255     $ 10,655,612

Costs and expenses ...........................      11,297,285        9,764,610
                                                  ------------     ------------

Income  from operations ......................         414,970          891,002
                                                  ------------     ------------

Other Income (Expense)
 Interest expense ............................        (177,716)         (93,085)
 Foreign exchange gain (loss) ................        (131,707)          30,594
 Other .......................................           5,515            9,967
                                                  ------------     ------------

Total Other Income (Expense) .................        (303,908)         (52,524)
                                                  ------------     ------------

Income  before income taxes ..................         111,062          838,478

Income taxes .................................          25,395          326,011
                                                  ------------     ------------

NET INCOME ...................................    $     85,667     $    512,467

Retained earnings beginning of the period ....      23,550,295       21,588,043
                                                  ------------     ------------

Retained earnings end of the period ..........    $ 23,635,962     $ 22,100,510
                                                  ============     ============

Average shares outstanding ...................       2,523,261        2,523,261
                                                  ============     ============

Net income per common share ..................    $       0.03     $       0.20
                                                  ============     ============

BALTEK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                        1996           1995
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) ..............................    $    85,667     $   512,467
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization ................        497,264         507,618
  Foreign exchange loss (gain) .................        131,707         (30,594)
  Decrease (increase) in accounts receivable ...        113,452          83,597
  Decrease (increase) in inventories ...........        487,914          (1,671)
  Decrease (increase) in prepaid expenses
    and other current assets ...................       (275,484)        (42,651)
  Decrease (increase) in other assets ..........          7,024           4,268
  Decrease (increase) in income taxes ..........         21,992        (293,278)
  Increase (decrease) in accounts payable
    and accrued expenses .......................       (245,103)       (522,114)
  Increase (decrease) in deferred taxes ........         (5,762)         (7,026)
                                                    -----------     -----------
Net cash provided by operating activities ......        818,670         210,616
                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions-net (including timber and
  timberlands) .................................       (591,238)       (624,854)
Other ..........................................         51,663          12,335
                                                    -----------     -----------
Net cash used in investing activities ..........       (539,575)       (612,519)
                                                    -----------     -----------

(Continued)

BALTEK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS -- Continued
                                                        FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                        1996           1995
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable .........       (308,946)       (329,037)
  Increase (decrease) in long term debt ........        393,333         (24,095)
  Principal payments under capital leases ......        (47,016)        (43,629)
                                                    -----------     -----------

Net cash from (used in) financing activities ...         37,372        (396,761)
                                                    -----------     -----------

Effect of exchange rate changes on cash ........       (134,033)         24,313
                                                    -----------     -----------

Net increase (decrease) in cash ................        182,433        (774,351)

CASH AT BEGINNING OF THE PERIOD ................        841,056       1,696,215
                                                    -----------     -----------

CASH AT THE END OF THE PERIOD ..................    $ 1,023,489     $   921,864
                                                    ===========     ===========

Supplemental disclosures of cash flow
 information:
Cash paid during the period for:
 Interest ......................................    $   131,481     $    50,710
 Income taxes paid .............................    $    10,026     $   615,094

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital ratio of 2.64:1 at March 31, 1996, increased slightly from the ratio of 2.50:1 at December 31, 1995. Inventories decreased due to improved sales volume during the first three months of 1996. Long term debt was incurred for the purchase of new equipment. Unused lines of bank credit and the Company's working capital are considered by management, to be sufficient to support operations and fixed asset acquisitions for the immediate future.


RESULTS OF OPERATIONS

         Sales increased 10% during the three month period ended March 31, 1996, as compared to the same period in 1995. Sales of all the Company's balsa and shrimp products increased during the period. The Company is unable to forecast future sales trends due to the changing commodity pricing of its shrimp product and the effect of economical pressures on the pleasure boating industry, the largest user of the Company's balsa products.

         Costs and expenses as a percentage of sales, increased slightly in the first quarter of 1996 as compared to the first quarter of 1995, due mostly to a decline in the selling price of the Company's shrimp products. No unusual expenses were incurred in the first quarter of 1996.

         Interest expense increased due to increased borrowings for working capital and equipment acquisitions. Foreign exchange losses were $131,707 in the three month period of 1996, as compared to a gain of $30,594 in the same period of 1995. Foreign exchange gains and losses are caused by the relationship of the
U. S. Dollar to the foreign currencies in the countries where the company has operations, and arise when translating foreign currency balance sheets into U.
S. Dollars for the purpose of presenting consolidated financial statements. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability of foreign exchange rates.

         For the reasons discussed above, the Company realized a net income of $85,667 ($0.03 per share) for the three month period ended March 31, 1996, as compared to $512,467 ($0.20 per share) for the same period in 1995.

                       BALTEK CORPORATION AND SUBSIDIARIES



NOTE REGARDING UNAUDITED STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS


Information furnished in our Form 10-Q for the quarter March 31, 1996 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The adjustments that were made consisted of only normal recurring accruals.



                        ********************************



No Form 8-K was filed in the first quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    BALTEK CORPORATION
                                                    ------------------
                                                        (Registrant)





                                                    s/Jacques Kohn
Date:   May 6, 1996                                 -----------------------
                                                       (Signature)




                                                    s/Benson J. Zeikowitz
Date:   May 6, 1996                                 ------------------------
                                                        (Signature)