Form 10-Q
period 1996-06-30
BALTEK CORP
filed 1996-08-12
CIK 9442

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                            -----------------------


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                 Commission file number 2-44764
June 30, 1996


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

The number of shares outstanding as of August 6, 1996 the last practicable date, was 2,523,261, Common Stock, $1.00 par value.

BALTEK CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                         UNAUDITED      AUDITED
                                                          6/30/96       12/31/95
                                                        -----------   -----------
ASSETS
 Current Assets
  Cash ..............................................   $ 1,207,329   $   841,056
  Accounts receivable-net ...........................     4,363,101     5,350,211
  Inventories .......................................    12,346,193    12,875,203
  Income tax receivable .............................       265,499             0
  Prepaid expenses other current assets .............     1,759,201     1,662,498
                                                        -----------   -----------

      TOTAL CURRENT ASSETS ..........................    19,941,323    20,728,968
                                                        -----------   -----------

 Property, plant and equipment-net ..................    11,011,992    11,079,132
 Timber and timberlands .............................     6,611,657     6,338,152
 Other assets .......................................       671,711       670,244
                                                        -----------   -----------

      TOTAL .........................................   $38,236,684   $38,816,496
                                                        ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
  Notes payable .....................................   $ 3,987,890   $ 4,424,783
  Accounts payable ..................................     1,968,285     1,910,642
  Income tax payable ................................             0         9,952
  Accrued expenses and other liabilities ............     1,282,551     1,736,574
  Current portion of long term debt .................        80,000        17,558
  Current portion of obligation under
   capital lease ....................................       188,065       188,065
                                                        -----------   -----------

      TOTAL CURRENT LIABILITIES .....................     7,506,791     8,287,574
                                                        -----------   -----------

 Obligation under capital lease .....................     1,880,736     1,974,768
 Long term debt .....................................       293,333        17,910
 Union employee termination benefits ................       361,250       305,195
                                                        -----------   -----------

      TOTAL LIABILITIES .............................    10,042,110    10,585,447
                                                        -----------   -----------
(Continued)

BALTEK CORPORATION
CONSOLIDATED BALANCE SHEETS -- Continued

                                                         UNAUDITED      AUDITED
                                                          6/30/96       12/31/95
                                                        -----------   -----------
 Stockholders' Equity:
  Preferred stock $100 par; 5,000,000 shares
   authorized and unissued
  Common stock $1.00 par; 10,000,000 shares
   authorized, 2,523,261 shares issued and
   outstanding ......................................     2,523,261     2,523,261
  Additional paid-in-capital ........................     2,157,492     2,157,492
  Retained earnings .................................    23,513,821    23,550,296
                                                        -----------   -----------
      TOTAL STOCKHOLDERS' EQUITY ....................    28,194,574    28,231,049
                                                        -----------   -----------

      TOTAL .........................................   $38,236,684   $38,816,496
                                                        ===========   ===========

Note A: Classification of inventories are as follows:
         Raw Materials ..............................   $ 3,516,968   $ 3,913,332
         Work-in-process ............................     4,034,325     4,075,895
         Finished goods .............................     4,794,900     4,885,976
                                                        -----------   -----------

          TOTAL .....................................   $12,346,193   $12,875,203
                                                        ===========   ===========

                                             BALTEK CORPORATION AND SUBSIDIARIES

                                          UNAUDITED STATEMENT OF CONSOLIDATED INCOME
                                                    AND RETAINED EARNINGS


                                                        FOR THE THREE MONTH                        FOR THE SIX MONTH
                                                           PERIOD ENDED                              PERIOD ENDED
                                                              JUNE 30,                                 JUNE 30,
                                                 ---------------------------------         ---------------------------------
                                                     1996                 1995                 1996                 1995
                                                 ------------         ------------         ------------         ------------
Net Sales ...............................        $ 11,912,514         $ 11,984,853         $ 23,624,769         $ 22,640,465

Costs and expenses ......................          11,775,742           10,884,559           23,073,027           20,649,169
                                                 ------------         ------------         ------------         ------------

Income  from operations .................             136,772            1,100,294              551,742            1,991,296
                                                 ------------         ------------         ------------         ------------

Other Income (Expense)
 Interest expense .......................            (161,038)            (118,094)            (338,754)            (211,179)
 Foreign exchange gain (loss) ...........            (134,033)            (149,941)            (265,740)            (119,347)
 Other ..................................                 291               10,979                5,806               20,946
                                                 ------------         ------------         ------------         ------------

Total Other Income (Expense) ............            (294,780)            (257,056)            (598,688)            (309,580)
                                                 ------------         ------------         ------------         ------------

Income (loss) before income taxes .......            (158,008)             843,238              (46,946)           1,681,716

Income taxes ............................             (35,867)             330,851              (10,472)             656,862
                                                 ------------         ------------         ------------         ------------

NET INCOME (LOSS) .......................            (122,141)             512,387              (36,474)           1,024,854

Retained earnings beginning of the period          23,635,962           22,100,510           23,550,295           21,588,043
                                                 ------------         ------------         ------------         ------------

Retained earnings end of the period .....        $ 23,513,821         $ 22,612,897         $ 23,513,821         $ 22,612,897
                                                 ============         ============         ============         ============

Average shares outstanding ..............           2,523,261            2,523,261            2,523,261            2,523,261
                                                 ============         ============         ============         ============

Net income (loss) per common share ......        ($      0.05)        $       0.20         ($      0.01)        $       0.41
                                                 ============         ============         ============         ============

                                                BALTEK CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                FOR THE THREE MONTH                      FOR THE SIX MONTH
                                                                   PERIOD ENDED                            PERIOD ENDED
                                                                      JUNE 30,                               JUNE 30,
                                                          -------------------------------         -------------------------------
                                                              1996                  1995                 1996                 1995
                                                          -----------         -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) ................................        ($  122,141)        $   512,387         ($   36,474)        $ 1,024,854
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization ..................            499,729             279,977             996,993             787,595
  Foreign exchange loss (gain) ...................            134,033             149,941             265,740             119,347
  Decrease (increase) in accounts receivable .....            878,244            (337,696)            991,696            (254,099)
  Decrease (increase) in inventories .............             41,096          (1,774,728)            529,010          (1,776,399)
  Decrease (increase) in prepaid expenses
    and other current assets .....................             84,884            (505,646)           (190,600)           (548,297)
  Decrease (increase) in other assets ............              3,039               3,177              10,063               7,445
  Decrease (increase) in income taxes ............           (208,879)           (359,961)           (186,887)           (653,239)
  Increase (decrease) in accounts payable
    and accrued expenses .........................           (142,011)            722,921            (387,114)            200,807
  Increase (decrease) in deferred taxes ..........             (5,762)             (7,026)            (11,525)            (14,052)
                                                          -----------         -----------         -----------         -----------
Net cash provided by operating activities ........          1,162,231          (1,316,654)          1,980,901          (1,106,038)
                                                          -----------         -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions-net (including timber and
  timberlands) ...................................           (612,171)           (546,383)         (1,203,409)         (1,171,237)
Other ............................................              6,856              27,918              58,519              40,253
                                                          -----------         -----------         -----------         -----------
Net cash used in investing activities ............           (605,314)           (518,465)         (1,144,889)         (1,130,984)
                                                          -----------         -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable ...........           (163,477)          1,524,558            (472,423)          1,195,521
  Increase (decrease) in long term debt ..........            (20,000)             (1,203)            373,333             (25,298)
  Principal payments under capital leases ........            (47,016)            (43,629)            (94,032)            (87,258)
                                                          -----------         -----------         -----------         -----------
Net cash from (used in) financing activities .....           (230,492)          1,479,726            (193,121)          1,082,965
                                                          -----------         -----------         -----------         -----------
Effect of exchange rate changes on cash ..........           (142,584)           (111,131)           (276,617)            (86,817)
                                                          -----------         -----------         -----------         -----------
Net increase (decrease) in cash ..................            183,840            (466,524)            366,273          (1,240,874)

CASH AT BEGINNING OF THE PERIOD ..................          1,023,489             921,865             841,056           1,696,215
                                                          -----------         -----------         -----------         -----------
CASH AT THE END OF THE PERIOD ....................        $ 1,207,329         $   455,341         $ 1,207,329         $   455,341
                                                          ===========         ===========         ===========         ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest ........................................        $    91,205         $    75,129         $   222,686         $   125,839
 Income taxes paid ...............................        $   179,041         $   674,254         $   189,067         $ 1,289,348

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital ratio of 2.66:1 at June 30, 1996 increased slightly from the ratio of 2.50:1 at December 31, 1995 due partly to decreases in accounts receivable, inventories, short term debt and accrued expenses. Unused lines of bank credit and the Company's working capital are considered by management, to be sufficient to support operations and fixed asset acquisitions for the immediate future.


RESULTS OF OPERATIONS

         Sales increased 4% during the six month period ended June 30, 1996 but declined slightly in the second quarter of 1996 as compared to the same periods in 1995. The decline in the second quarter was mostly due to decreased shrimp prices. The Company is unable to forecast future sales trends due to the changing commodity pricing of its shrimp product and the effect of economical pressures on the pleasure boating industry, the largest user of the Company's balsa products.

         Costs and expenses as a percentage of sales, increased during the three and six months ended June 30, 1996 as compared to the same periods in 1995. The increases were mostly due to inflationary pressures on costs at the Company's production facility in Ecuador and expenses relating to the new foam product production.

         Income from operations declined during the three and six month periods ending June 30, 1996 as compared to the same periods in 1995. The decline was principally due to reduced shrimp selling prices, start up expenses related to the Company's new foam product line and price reduction pressure on the Company's balsa products. Shrimp selling prices declined by approximately 20% during the current period.


         Foreign exchange losses increased in the six month period of 1996, and are caused by the relationship of the U. S. Dollar to the foreign currencies in the countries where the company has operations. The gains or losses arise when translating foreign currency balance sheets into U. S. Dollars for the purpose of presenting consolidated financial statements. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability of foreign exchange rates.

         Interest expenses increased during the current periods due to higher interest rates and increased borrowings for working capital and fixed asset acquisitions.

         For the reasons discussed above, the Company realized net losses of $122,141 ($0.05 per share) and $36,474 ($0.01 per share) for the three and six month periods ended June 30, 1996, as compared to net incomes of $512,387 ($0.20 per share) and $1,024,854 ($0.41 per share) for the same periods in 1995.

                       BALTEK CORPORATION AND SUBSIDIARIES



NOTE REGARDING UNAUDITED STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS


Information furnished in our Form 10-Q for the quarter June 30, 1996 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The adjustments that were made consisted of only normal recurring accruals.



                        ********************************



No Form 8-K was filed in the second quarter of 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              BALTEK CORPORATION
                                                                 (Registrant)





                                                      /s/Jacques Kohn
Date:   August 6, 1996                                --------------------------
                                                      (Signature)




                                                      /s/Benson J. Zeikowitz
Date:   August 6, 1996                                --------------------------
                                                      (Signature)