Form 10-Q
period 1996-09-30
BALTEK CORP
filed 1996-11-05
CIK 9442

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                            -----------------------


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                 Commission file number 2-44764
September 30, 1996


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

The number of shares outstanding as of October 31, 1996 the last practicable date, was 2,523,261, Common Stock, $1.00 par value.

                                     BALTEK CORPORATION
                                 CONSOLIDATED BALANCE SHEETS

                                                               UNAUDITED          AUDITED
                                                                9/30/96           12/31/95
                                                             -----------        -----------
ASSETS
 Current Assets
  Cash ..............................................        $   807,584        $   841,056
  Accounts receivable-net ...........................          5,196,059          5,350,211
  Inventories .......................................         12,379,765         12,875,203
  Income tax receivable .............................            199,646                  0
  Prepaid expenses other current assets .............          1,826,083          1,662,498
                                                             -----------        -----------
      TOTAL CURRENT ASSETS ..........................         20,409,137         20,728,968
                                                             -----------        -----------

 Property, plant and equipment-net ..................         10,993,495         11,079,132
 Timber and timberlands .............................          6,633,956          6,338,152
 Other assets .......................................            663,019            670,244
                                                             -----------        -----------
      TOTAL .........................................        $38,699,607        $38,816,496
                                                             ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
  Notes payable .....................................        $ 3,860,167        $ 4,424,783
  Accounts payable ..................................          2,351,668          1,910,642
  Income tax payable ................................                  0              9,952
  Accrued expenses and other liabilities ............          1,274,713          1,736,574
  Current portion of long term debt .................             80,000             17,558
  Current portion of obligation under
   capital lease ....................................            188,065            188,065
                                                             -----------        -----------
      TOTAL CURRENT LIABILITIES .....................          7,754,613          8,287,574
                                                             -----------        -----------

 Obligation under capital lease .....................          1,833,720          1,974,768
 Long term debt .....................................            273,333             17,910
 Union employee termination benefits ................            363,458            305,195
                                                             -----------        -----------
      TOTAL LIABILITIES .............................         10,225,124         10,585,447
                                                             -----------        -----------
 Stockholders' Equity:
  Preferred stock $100 par; 5,000,000 shares
   authorized and unissued
  Common stock $1.00 par; 10,000,000 shares
   authorized, 2,523,261 shares issued and
   outstanding ......................................          2,523,261          2,523,261
  Additional paid-in-capital ........................          2,157,492          2,157,492
  Retained earnings .................................         23,793,730         23,550,296
                                                              ----------        -----------
      TOTAL STOCKHOLDERS' EQUITY ....................         28,474,483         28,231,049
                                                              ----------        -----------
      TOTAL .........................................        $38,699,607        $38,816,496
                                                             ===========        ===========

                                     BALTEK CORPORATION
                                 CONSOLIDATED BALANCE SHEETS

                                                               UNAUDITED          AUDITED
                                                                9/30/96           12/31/95
                                                             -----------        -----------
Note A: Classification of inventories are as follows:
         Raw Materials ..............................        $ 3,642,428        $ 3,913,332
         Work-in-process ............................          3,838,673          4,075,895
         Finished goods .............................          4,898,664          4,885,976
                                                             -----------        -----------
          TOTAL .....................................        $12,379,765        $12,875,203
                                                             ===========        ===========

                                              BALTEK CORPORATION AND SUBSIDIARIES
                                          UNAUDITED STATEMENT OF CONSOLIDATED INCOME
                                                     AND RETAINED EARNINGS

                                                        FOR THE THREE MONTH                        FOR THE NINE MONTH
                                                             PERIOD ENDED                             PERIOD ENDED
                                                             SEPTEMBER 30,                            SEPTEMBER 30,
                                                  ---------------------------------         ---------------------------------
                                                       1996                 1995                 1996                 1995
Net Sales ................................        $ 12,146,294         $ 11,042,217         $ 35,771,063         $ 33,682,682

Costs and expenses .......................          11,609,863           10,430,040           34,682,890           31,079,209
                                                  ------------         ------------         ------------         ------------

Income  from operations ..................             536,431              612,177            1,088,173            2,603,473
                                                  ------------         ------------         ------------         ------------
Other Income (Expense)
 Interest expense ........................            (125,924)            (165,704)            (464,678)            (376,883)
 Foreign exchange gain (loss) ............             (52,333)             (47,409)            (318,073)            (166,756)
 Other ...................................                 626               19,126                6,432               40,072
                                                  ------------         ------------         ------------         ------------
Total Other Income (Expense) .............            (177,631)            (193,987)            (776,319)            (503,567)
                                                  ------------         ------------         ------------         ------------
Income  before income taxes ..............             358,800              418,190              311,854            2,099,906

Income taxes .............................              78,891              160,594               68,419              817,456
                                                  ------------         ------------         ------------         ------------
NET INCOME ...............................             279,909              257,596              243,435            1,282,450

Retained earnings, beginning of the period          23,513,821           22,612,897           23,550,295           21,588,043
                                                  ------------         ------------         ------------         ------------
Retained earnings, end of the period .....        $ 23,793,730         $ 22,870,493         $ 23,793,730         $ 22,870,493
                                                  ============         ============         ============         ============
Average shares outstanding ...............           2,523,261            2,523,261            2,523,261            2,523,261
                                                  ============         ============         ============         ============
Net income per common share ..............        $       0.11         $       0.10         $       0.10         $       0.51
                                                  ============         ============         ============         ============

                                                BALTEK CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 FOR THE THREE MONTH                    FOR THE SIX MONTH
                                                                    PERIOD ENDED                           PERIOD ENDED
                                                                    SEPTEMBER 30,                          SEPTEMBER 30,
                                                          -------------------------------         -------------------------------
                                                               1996                1995                1996               1995
                                                          -----------         -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .......................................        $   279,909         $   257,596         $   243,435         $ 1,282,450
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization ..................            623,870             706,707           1,620,863           1,494,302
  Foreign exchange loss (gain) ...................             52,333              47,409             318,073             166,756
  Decrease (increase) in accounts receivable .....           (829,761)            966,154             161,935             712,055
  Decrease (increase) in inventories .............            (33,572)         (1,508,737)            495,438          (3,285,136)
  Decrease (increase) in prepaid expenses
    and other current assets .....................            (66,535)            (98,348)           (257,135)           (646,645)
  Decrease (increase) in other assets ............             14,644              15,440              24,707              22,885
  Decrease (increase) in income taxes ............             65,867               8,969            (121,020)           (644,270)
  Increase (decrease) in accounts payable
    and accrued expenses .........................            363,568             437,657             (23,546)            638,464
  Increase (decrease) in deferred taxes ..........             (5,763)             (7,026)            (17,288)            (21,078)
                                                          -----------         -----------         -----------         -----------
Net cash provided by operating activities ........            464,560             825,821           2,445,462            (280,217)
                                                          -----------         -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions-net (including timber and
  timberlands) ...................................           (627,655)           (822,788)         (1,831,064)         (1,994,025)
Other ............................................              3,018              58,229              61,537              98,482
                                                          -----------         -----------         -----------         -----------
Net cash used in investing activities ............           (624,637)           (764,559)         (1,769,527)         (1,895,543)
                                                          -----------         -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable ...........           (127,735)            797,833            (600,158)          1,993,354
  Increase (decrease) in long term debt ..........            (20,000)               (195)            353,333             (25,493)
  Principal payments under capital leases ........            (47,016)            (43,629)           (141,048)           (130,887)
                                                          -----------         -----------         -----------         -----------
Net cash from (used in) financing activities .....           (194,751)            754,009            (387,873)          1,836,974
                                                          -----------         -----------         -----------         -----------
Effect of exchange rate changes on cash ..........            (44,917)            (50,475)           (321,534)           (137,292)
                                                          -----------         -----------         -----------         -----------
Net increase (decrease) in cash ..................           (399,745)            764,796             (33,472)           (476,078)

CASH AT BEGINNING OF THE PERIOD ..................          1,207,329             455,341             841,056           1,696,215
                                                          -----------         -----------         -----------         -----------
CASH AT THE END OF THE PERIOD ....................        $   807,584         $ 1,220,137         $   807,584         $ 1,220,137
                                                          ===========         ===========         ===========         ===========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest ........................................        $   118,535         $   168,846         $   341,221         $   294,685
 Income taxes paid ...............................        $    21,334         $    34,093         $   210,401         $ 1,323,441

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital ratio of 2.63:1 at September 30, 1996, increased slightly from the ratio of 2.50:1 at December 31, 1995, due to changes in current assets and current liabilities. Unused lines of bank credit and the Company's working capital are considered by management, to be sufficient to support operations and fixed asset acquisitions for the immediate future.


RESULTS OF OPERATIONS

         Sales increased 10% and 6% during the three and nine month periods ended September 30, 1996, as compared to the same periods in 1995. Sales of all the Company's products increased during the period. Sales of the Company's new foam product are exceeding the market share goals estimated at the beginning of 1996. The Company is unable to forecast future sales trends due to the changing commodity pricing of its shrimp product and the effect of economic pressures on the pleasure boating industry, the largest user of the Company's balsa and foam products.

         Costs and expenses as a percentage of sales increased for the three and nine month period ended September 30, 1996, as compared with the same period in 1995. The increases were due to inflationary pressures on costs at the Company's production facility in Ecuador and expenses relating to the new foam product.

         Income from operations declined during the three and nine months ended September 30, 1996, as compared to the same periods in 1995. The decline was principally due to reduced shrimp selling prices, start up expenses of the Company's new foam product line and price reduction pressure on the Company's balsa products. Shrimp selling prices declined by approximately 20% during the current period.

         Foreign exchange losses increased in the three and nine month periods of 1996, and are caused by the relationship of the U. S. Dollar to the foreign currencies in the countries where the company has operations. The gains or losses arise when translating foreign currency balance sheets into U. S. Dollars for the purpose of presenting consolidated financial statements. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability of foreign exchange rates.

         For the reasons discussed above, the Company realized a net income of $279,909 ($0.11 per share) and $243,435 ($0.10 per share) for the three and nine month periods ended September 30, 1996, as compared to a net income of $257,596 ($.10 per share) during the third quarter of 1995 and $1,282,450 ($0.51 per share) for the nine months ended September 30, 1995.

                       BALTEK CORPORATION AND SUBSIDIARIES










NOTE REGARDING UNAUDITED STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS


Information furnished in our Form 10-Q for the quarter September 30, 1996 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The adjustments that were made consisted of only normal recurring accruals.

                        ********************************

              No Form 8-K was filed in the third quarter of 1996.

                                   SIGNATURES








Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     BALTEK CORPORATION
                                                        (Registrant)





                                                     /s/Jacques Kohn
                                                     ---------------
Date:   October 31, 1996                                Jacques Kohn





                                                     /s/Benson J. Zeikowitz
                                                     ----------------------
Date:   October 31, 1996                                Benson J. Zeikowitz