Form 10-K
period 1996-12-31
BALTEK CORP
filed 1997-03-27
CIK 9442

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934


For the fiscal year ended                                 Commission File Number
December 31, 1996                                                  2-44764

                               BALTEK CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                              13-2646117
--------------------------------               -------------------
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

                        Yes    [ X ]       No   [   ]

The aggregate market value of the voting stock held by non affiliates on March 3, 1997 amounted to $6,739,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, March 3, 1997: 2,523,261 shares, Common Stock, $1.00 par value.

Documents  incorporated  by  reference:   Portions  of  the  registrant's  proxy
statement dated April 28, 1997 for use in connection with its 1997 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent set forth in items 10, 11, and 12 hereof.

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

                  Glued-up balsa blocks are marketed in two ways. A portion is sold directly to customers in block or panel form, and the balance is shipped to the Company's factory in Northvale, N.J. for further processing into Contourkore and other products. Blocks and Contourkore are used by the Company's customers to manufacture a variety of products by laminating metal or fiberglass reinforced plastic skins to both sides of the balsa, thereby creating a sandwich structure in which balsa is the core or center. The products manufactured by the Company's customers include fiberglass boats, aircraft cargo pallets, aircraft flooring, fiberglass storage and processing tanks and fiberglass tub and shower bottoms. Balsa lumber is used mostly by the hobby industry to manufacture model airplanes.

                  In addition, the Company sells a non-balsa continuous strand fabric, imported from Holland and Japan and resold without further manufacturing. This product is marketed as "Coremat" and "BaltekMat" to the pleasure boat industry.

                  In September 1995 the Company entered into an agreement with Alusuisse Airex AG of Sins, Switzerland, a division of Alusuisse, to become the sole North American source of Airex(R) (a registered trademark of Airex AG) and Airlite(TM) structural PVC foam products. These additional products, together with its Balsa products, should solidify the Company's leadership as a complete supplier to the composite structural core market and result in growth opportunities for the future.

                  The Company is also in the aquaculture business, specifically shrimp farming in Ecuador, South America. This operation consists of a hatchery, a farm and a packing plant. Shrimp larvae are supplied by the hatchery to the farm and after harvest, transferred to the packing plant for processing and shipment to customers in the United States and Europe.

                  All of the Company's balsa and shrimp are produced in Ecuador. The dependence on foreign countries for raw materials represents some inherent risks. However, the Company, or its predecessors, have maintained uninterrupted operations in Ecuador for over 50 years. The Company does not consider its reliance on Ecuador to represent an undue business risk; in fact, the Company believes that operating in Ecuador is one of its strengths, where quality raw materials are produced at a reasonable cost in a atmosphere conducive to business.

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

                  In 1996, approximately 32% of all the shrimp production was sold to the U.S. market through food brokers; the balance was sold to the European market.


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


                                Material Customer

                  During the period ended December 31, 1995 and 1994, the Company had sales to one customer in excess of 10% of the Company's consolidated revenues; no customer accounted for more than 10% of revenues in 1996.

                                     Backlog

                  As of December 31, 1996, the Company had a backlog of orders believed to be firm in the total amount of $7,465,000 all of which is reasonably expected to be filled within the current fiscal year.

                  As of December 31, 1995, the Company had a backlog of orders believed to be firm in the total amount of $5,955,000.


                    Sources and Availability of Raw Materials

                  The Company acquires, partly from its own plantations and partly from others, substantially all of its balsa wood from western and coastal Ecuador, accessible by roads so that the balsa lumber can be transported by truck to its sawmills. The Company considers the timber presently standing in this area, combined with its planned plantation expansion program, to be ample to supply all the Company's requirements in the foreseeable future. In addition to the balsa produced in Ecuador, the Company also receives small quantities of balsa from other Latin American countries. The resins, fiberglass and other materials used in the Company's manufacturing processes are available from numerous commercial sources. To date the Company has experienced no difficulty in obtaining such materials needed for its operations.

                  The Company owns and operates a shrimp farm and a shrimp hatchery in Ecuador for the production of a steady and plentiful supply of shrimp. The hatchery supplies substantially all of the larvae required by the Company's ponds. The Company also owns a shrimp packing company in Ecuador, thereby achieving complete vertical integration of the shrimp business.


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

                            Estimated Research Costs

                  The Company has incurred approximately $350,000 during 1996 for research and development, compared to expenditures of $415,000 in 1995 and $447,000 in 1994. All expenditures are related to the balsa division and include customer service activities. The Company continues to actively explore possible new applications and new manufacturing processes for its products.

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

                                    Employees

                  The Company has approximately 994 employees in Ecuador, 127 in the United States and 10 in Europe, aggregating 1,131 employees.

                                   Seasonality

                  The Company's business is not seasonal.

                               Classes of Products

                  The following table sets forth the amount and percentage of net sales represented by each of the Company's product classes in the three years ended December 31, 1996 (dollars in thousands):


                           Balsa Wood
Year                       Products          Shrimp              Total
----                       --------          ------              -----

1994                       $32,833           $7,297             $40,130
                                82%              18%                100%

1995                       $36,420           $9,364             $45,784
                                79%              21%                100%

1996                       $38,630           $9,736             $48,366
                                80%              20%                100%

                               Segment Information

                  The Company is engaged in two lines of business, that of manufacturing and supplying balsa wood and balsa wood products, laminate bulkers and PVC foams, used principally as the core material in various industries, and in the aquaculture business, namely shrimp farming in Ecuador.

                  Reference is made to the information set forth in Note 11 to the Notes to Consolidated Financial Statements, Part II, Item 8 hereof, with respect to assets and operating results for different business segments.


                               Foreign Operations

                  The Company, through its Ecuadorean subsidiaries, owns and operates five woodworking plants and approximately 13,783 acres of forest land in Ecuador. In addition, the Company owns and operates a shrimp farm on approximately 2,000 acres, a shrimp hatchery and a shrimp packing plant.

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


                                  Foreign Sales

                  Approximately 31% of the Company's net sales for the year ended December 31, 1996 was derived from sales to customers outside the United States.

                  No prediction can be made as to any future increase or decrease of the Company's foreign business. The Company has experienced differences in profitability between foreign and domestic sales due to the changing value of the U.S. dollar in relation to the foreign currencies of countries where its products are sold.

Item 2.  Properties.

                  The Company owns or leases the properties indicated in the following table:

Property and Location                                                                    Status
---------------------                                                                    ------
One story concrete and steel building containing the Company's principal offices and the plant for manufacturing  Contourkore(R) and other Balsa products, 85,000
square feet on 4-1/2 acres (Northvale, New Jersey).                                      Leased

Approximately 16,000 square feet of warehouse space  (Norwood, N.J.)                     Leased

Woodworking  plant  housed  in  several  wood,  concrete  and  steel  buildings,
approximately 180,000 square feet (Guayaquil, Ecuador).                                  Owned

Woodworking plant housed in several wood and concrete  buildings,  approximately
30,000 square feet on 7 acres of land (Guayaquil, Ecuador).                              Owned

13,783 acres of Timberland in Ecuador.                                                   Owned

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

Woodworking plant housed in one concrete and steel building,  62,000 square feet
on approximately 7 acres of land (Manta, Ecuador).                                       Owned



Property and Location (continued)                                                        Status
---------------------                                                                    ------
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

                  The lease of the property at Northvale, New Jersey continues until February 28, 2002, at an average annual rental of approximately $462,000. The lease of the Company's office space in Paris continues until March 31, 1998 at an annual rental equivalent to approximately $27,000. The lease of the Company's office in Croydon, U.K. runs until December 25, 2008 at an annual rental of approximately $14,000.

                  All of the Company's properties, plants and equipment are considered to be presently sufficient for their respective purposes.


Item 3.     Legal Proceedings.

                  Not Applicable.


Item 4.     Submission of Matters to a Vote of Security Holders.

                  There was no submission of matters to a vote of security holders during the fourth quarter of 1996.

                                     PART II

Item 5.     Market for the Registrant's Common
              Equity and Related Stockholder Matters.

                  The Company's common stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the Symbol: BTEK. The following is the bid price range for the last two years.

                                                      1996                                       1995
                                            ------------------------               ---------------------------
                                            HIGH              LOW                       HIGH              LOW


1st Quarter                            $    11.25       $     8.25                 $     8.25       $     6.25
2nd Quarter                                 11.13             8.63                       9.00             7.00
3rd Quarter                                  9.50             7.63                      10.25             7.50
4th Quarter                                  8.00             6.50                       9.25             8.25

                  The Company had approximately 191 stockholders of record as of March 3, 1997.

                  No cash dividends were paid during the past two years.

Item 6.     Selected Financial Data.

                                    (Dollars in thousands except per share amounts)
                                            YEAR ENDED DECEMBER 31,



                              1996              1995                1994              1993                1992
                          -----------        -----------        -----------        -----------        -----------
Net Sales                 $    48,366        $    45,784        $    40,130        $    32,370        $    28,366

Income (loss)             $       450        $     1,962        $     1,212        $       113        $      (543)

Income (loss) per         $       .18        $       .78        $       .48        $       .04        $      (.22)
common share

Total Assets              $    39,315        $    38,816        $    34,541        $    33,385        $    30,646

Long Term                 $     2,263        $     2,298        $     2,388        $     2,616        $     2,715
obligations (a)

Cash dividends de-               --                 --                 --                 --                 --
clared per common
share

Average shares              2,523,261          2,523,261          2,523,261          2,523,261          2,523,261
outstanding


Note (a): Excluding deferred income taxes.

                  Management's Discussion and Analysis of
Item 7.         Financial Condition and Results of Operations

                         LIQUIDITY AND CAPITAL RESOURCES

                  The Company's working capital ratio (current assets divided by current liabilities) increased in 1996 to 2.56:1 from 2.50:1, after decreasing in 1995 from 2.97:1.

                  Cash was provided and used in varying amounts during the three year period, principally as a result of changes in the elements of current assets and current liabilities and in the amount of cash provided by net income. Inventories increased in 1996 and 1995 but decreased in 1994. The increase in 1996 and 1995 was due to new products and inventory buildup for anticipated increases in sales. The 1994 decrease was caused by greater sales than anticipated.

                  Cash used in investing activities for the three year period was due to increased investments in balsa plantations, replacement of old equipment, reconstruction of the shrimp ponds and purchase of new equipment required for the manufacture of the Company's new products. The Company has no material commitments for capital expenditures.

                  In 1996 the Company borrowed $400,000 in the form of a five year term loan to finance equipment purchases. The Company may continue to seek financing for significant capital expenditures in the future. The Company's working capital borrowings decreased in 1996 due to improved cash flow from operations. The working capital debt increased in 1995 due to working capital and investment requirements. In 1994 the company repaid debt of $1,887,000 from funds generated by profits.

                  The Company had unused lines of credit of $2.5 million with a domestic bank, $1.6 million with Ecuadorean banks and $0.7 million with European banks. The Company expects that future operations and its unused lines of credit will provide sufficient resources to support its planned expansion and to maintain its favorable liquid position.

                       RESULTS OF OPERATIONS FOR THE YEARS
                     ENDED DECEMBER 31, 1996, 1995 AND 1994

                  Total sales increased 6%, 14% and 24% in 1996, 1995 and 1994, respectively. The gains in all three years were due to increased demands from all industries using our balsa products together with increases in shrimp sales.

                  Balsa sales were favorably affected by the continuing recovery of the pleasure boat industry. The pleasure boat industry represented approximately 40% of the Company's 1996 balsa sales. Fluctuating interest rates make it impossible to forecast short or long range trends in the boating industry. The increases in balsa sales in all three years were due to volume increases, and increased sales of value-added products. The Company continues to explore and develop alternative applications for its balsa products.

                  Shrimp sales were  $9,736,000,  $9,364,000  and  $7,297,000 in
1996, 1995 and 1994, respectively. The increases in all three years were the result of increased yield at the Company's shrimp farm and increased worldwide prices in 1995 and 1994. The Company's program to increase yields at its shrimp farm commenced in the middle of 1993 and has proved successful. The program should be concluded in 1997.

                  Cost of products sold as a percentage of sales increased in 1996 after remaining approximately the same in 1995 and 1994. The increase in 1996 was due to reduced shrimp selling prices, start-up expenses of the new form product line and competitive pricing pressure. The Company's Ecuadorian operations were affected in all three years in varying degrees by inflationary pressures on operating expenses partially offset by currency devaluation and operating efficiencies resulting from the 1994 and earlier restructuring. Additionally, 1995 and 1994 benefitted from increased absorption of overhead expenses due to increased production. The Company recorded a special charge of $323,977 in 1994 associated with a decision to reduce costs by making operational and personnel changes at the Company's factories in Ecuador. This charge was effected within the year with no related reserve balance remaining at year end.

                  Selling, general and administrative expenses as a percentage of sales declined in 1996 by 1% to 20% and was approximately 21% in 1995 as in 1994. The slight decline in 1996 was due primarily to a better absorption of fixed expenses as a result of increased sales. In 1995 and 1994 the Company added sales personnel to market existing and new products and to support efforts to develop new markets and applications.
 These additions were offset by increased absorption of fixed expenses.

                  Sales and expenses were slightly affected in all three years by the different exchange rates applied in translating the books of accounts of the Company's European subsidiaries.

                  Interest expense increased all three years due to rising interest rates in 1995 and 1994 and increased average borrowings during the years ended December 31, 1996, 1995 and 1994.

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

                  The effective income tax rate amounted to 31% in 1996, 21% in 1995, and 39% in 1994. Reconciliation of the effective rate with the U.S. statutory rate is detailed in footnote 8 to the financial statements.

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

                           (b)                       Reports on Form 8-K

                                                     No reports on Form 8-K were
                                                     filed by or on behalf of
                                                     the registrant for the
                                                     quarter ended December 31,
                                                     1996, the last quarter in
                                                     the period covered by this
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



                                                BALTEK CORPORATION
                                                      Registrant



                                       By /s/ Jacques Kohn
                                          ------------------------------
                                                Jacques Kohn,
                                                President



                                       By /s/ Ronald Tassello
                                          ------------------------------
                                                Ronald Tassello,
                                                Comptroller (Principal
                                                Financial officer and
                                                Principal accounting
                                                officer)

Dated:    March 21, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




By /s/ Margot W. Kohn                       By /s/ Jacques Kohn
   --------------------------------            -----------------------
         Margot W. Kohn,                           Jacques Kohn,
         Director                                  Director



By /s/ Theodore Ness                        By /s/ Benson J. Zeikowitz
   --------------------------------            -----------------------
         Theodore Ness,                            Benson J. Zeikowitz,
         Director                                  Director


Dated:   March 21, 1997

                       BALTEK CORPORATION AND SUBSIDIARIES









       CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                      AS OF DECEMBER 31, 1996 AND 1995 AND
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996








                       PREPARED FOR FILING AS PART OF THE
                            ANNUAL REPORT (FORM 10-K)
                    TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                   **********

BALTEK CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
  FINANCIAL STATEMENT SCHEDULE
PREPARED FOR FILING AS PART OF THE ANNUAL REPORT
  (FORM 10-K) TO THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

   Consolidated Balance Sheets as of December 31, 1996 and 1995

   Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 1996

   Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 1996

   Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1996

   Notes to Consolidated Financial Statements for Each of the Three

     Years in the Period Ended December 31, 1996


FINANCIAL STATEMENT SCHEDULE AS OF AND FOR EACH OF THE THREE YEARS IN THE PERIOD
   ENDED DECEMBER 31, 1996:


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



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Baltek Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Baltek Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Baltek Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Deloitte & Touche LLP

March 11, 1997

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
-----------------------------------------------------------------------------------------
                                                                    1996         1995
                                                                -----------   -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .................................   $ 1,114,659   $   841,056
   Accounts receivable (less allowance for doubtful
    accounts - 1996, $62,611; 1995, $92,759) ................     4,820,544     5,350,211
  Inventories (Note 3) ......................................    13,713,660    12,875,203
  Prepaid expenses ..........................................       308,850       287,861
  Other .....................................................     1,487,121     1,374,637
                                                                -----------   -----------

           Total current assets .............................    21,444,834    20,728,968

PROPERTY, PLANT AND EQUIPMENT - Net (Notes 4 and 10) ........    10,759,258    11,079,132

TIMBER AND TIMBERLANDS (Note 5) .............................     6,445,828     6,338,152

OTHER ASSETS ................................................       665,495       670,244
                                                                -----------   -----------

TOTAL ASSETS ................................................   $39,315,415   $38,816,496
                                                                ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Note 6) ....................................   $ 3,600,000   $ 4,424,783
  Accounts payable ..........................................     2,860,363     1,910,642
  Income tax payable ........................................          --           9,952
  Accrued salaries, wages and bonuses payable ...............       596,139       927,739
  Accrued expenses and other liabilities ....................       911,243       808,835
  Current portion of long-term debt (Note 7) ................       108,922        17,558
  Current portion of obligation under capital lease (Note 10)       294,784       188,065
                                                                -----------   -----------

           Total current liabilities ........................     8,371,451     8,287,574

OBLIGATION UNDER CAPITAL LEASE (Note 10) ....................     1,679,985     1,974,768

LONG-TERM DEBT (Note 7) .....................................       276,620        17,910

UNION EMPLOYEE TERMINATION BENEFITS (Note 9) ................       306,367       305,195
                                                                -----------   -----------

           Total liabilities ................................    10,634,423    10,585,447
                                                                -----------   -----------

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
-----------------------------------------------------------------------------------------
                                                                    1996         1995
                                                                -----------   -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par; 5,000,000 shares
    authorized and unissued .................................          --            --
  Common stock, $1.00 par; 10,000,000 shares authorized,
    2,523,261 shares issued and outstanding .................     2,523,261     2,523,261
  Additional paid-in capital ................................     2,157,492     2,157,492
  Retained earnings .........................................    24,000,239    23,550,296
                                                                -----------   -----------

           Total stockholders' equity .......................    28,680,992    28,231,049
                                                                -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................   $39,315,415   $38,816,496
                                                                ===========   ===========

See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
-------------------------------------------------------------------------------------

                                             1996            1995            1994
                                         ------------    ------------    ------------
NET SALES ............................   $ 48,366,127    $ 45,783,629    $ 40,129,579

COST OF PRODUCTS SOLD ................     36,986,131      32,759,376      28,784,739

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES ............      9,617,327       9,743,221       8,509,343

SPECIAL CHARGE (Note 12) .............           --              --           323,977
                                         ------------    ------------    ------------

           Operating income ..........      1,762,669       3,281,032       2,511,520
                                         ------------    ------------    ------------

OTHER INCOME (EXPENSES):
  Interest expense (Notes 6, 7 and 10)       (602,254)       (530,231)       (452,352)
  Foreign exchange loss ..............       (514,035)       (307,716)        (96,001)
  Interest income ....................          5,064          36,669          28,047
  Other ..............................          2,513          10,969            --
                                         ------------    ------------    ------------

           Total .....................     (1,108,712)       (790,309)       (520,306)
                                         ------------    ------------    ------------

INCOME BEFORE INCOME TAXES ...........        653,957       2,490,723       1,991,214

INCOME TAX PROVISION (Note 8) ........        204,014         528,470         778,756
                                         ------------    ------------    ------------

NET INCOME ...........................   $    449,943    $  1,962,253    $  1,212,458
                                         ============    ============    ============

NET INCOME PER COMMON SHARE ..........   $       0.18    $       0.78    $       0.48
                                         ============    ============    ============


See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

                                                      Additional
                                    Common Stock,      Paid-in        Retained
                                       $1 Par          Capital        Earnings
                                     -----------     -----------     -----------

BALANCE, DECEMBER 31, 1993 .....     $ 2,523,261     $ 2,157,492     $20,375,585

  Net income - 1994 ............            --              --         1,212,458
                                     -----------     -----------     -----------

BALANCE, DECEMBER 31, 1994 .....       2,523,261       2,157,492      21,588,043

  Net income - 1995 ............            --              --         1,962,253
                                     -----------     -----------     -----------

BALANCE, DECEMBER 31, 1995 .....       2,523,261       2,157,492      23,550,296

  Net income - 1996 ............            --              --           449,943
                                     -----------     -----------     -----------

BALANCE, DECEMBER 31, 1996 .....     $ 2,523,261     $ 2,157,492     $24,000,239
                                     ===========     ===========     ===========


See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
----------------------------------------------------------------------------------------------------------

                                                                     1996           1995          1994
                                                                 -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................................   $   449,943    $ 1,962,253    $ 1,212,458
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization ............................     2,330,124      1,905,415      1,839,453
    Foreign exchange loss ....................................       514,035        307,716         96,001
    Deferred taxes ...........................................        (8,399)       (68,107)       (20,404)
    Decrease (increase) in accounts receivable ...............       572,203       (432,057)      (829,872)
    (Decrease) increase in income tax payable/receivable .....       (46,121)      (702,623)       854,250
    (Increase) decrease in inventories .......................      (838,457)    (3,471,987)       844,158
    Increase in prepaid expenses and other current assets ....      (122,416)      (124,577)      (143,782)
    Decrease (increase) in other assets ......................        12,705        (12,050)         4,451
    Increase in accounts payable and accrued expenses ........       661,564        324,813      1,219,862
    Other ....................................................         1,329        100,011        (20,675)
                                                                 -----------    -----------    -----------

           Net cash provided by (used in) operating activities     3,526,510       (211,193)     5,055,900
                                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net acquisitions of property, plant and equipment ..........    (1,245,208)    (1,626,255)      (859,662)
  Increase in timber and timberlands .........................      (811,893)    (1,205,006)    (1,055,691)
                                                                 -----------    -----------    -----------

           Net cash used in investing activities .............    (2,057,101)    (2,831,261)    (1,915,353)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in notes payable .......................      (824,911)     2,691,892     (1,673,709)
  Borrowings (payments) of long-term debt ....................       304,342        (23,863)       (66,134)
  Principal payments under capital lease .....................      (188,064)      (174,517)      (147,748)
                                                                 -----------    -----------    -----------

           Net cash (used in) provided by financing activities      (708,633)     2,493,512     (1,887,591)
                                                                 -----------    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................      (487,173)      (306,217)       (75,538)
                                                                 -----------    -----------    -----------

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
----------------------------------------------------------------------------------------------------------

                                                                     1996           1995          1994
                                                                 -----------    -----------    -----------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS ..................................       273,603       (855,159)     1,177,418

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR ..........................................       841,056      1,696,215        518,797
                                                                 -----------    -----------    -----------

CASH AND CASH EQUIVALENTS,
  END OF YEAR ................................................   $ 1,114,659    $   841,056    $ 1,696,215
                                                                 ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest .................................................   $   448,863    $   268,808    $   407,383
                                                                 ===========    ===========    ===========

    Income taxes .............................................   $   256,379    $ 1,388,134    $    56,690
                                                                 ===========    ===========    ===========

See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------


1.    NATURE OF OPERATIONS

      Baltek Corporation is a multinational manufacturing and marketing company. The Company's lines of business are supplying core materials (principally balsa products) to various composite industries, manufacturing and selling balsa lumber and other balsa wood products, and farming and processing shrimp. The Company reported its sales in two segments in 1996: the balsa segment, including all balsa sales and other materials sold to the composite industry (80%), and the shrimp segment (20%).

      The principal market for the Company's core materials and balsa products is in the United States, while the shrimp market is divided between the United States and Europe.

      The balsa and shrimp products are produced in Ecuador, South America. The supply of raw materials has been without interruption for over 50 years. The balsa and shrimp identifiable assets located at various facilities in Ecuador are included in the Company's consolidated balance sheet and total approximately $22 million at December 31, 1996.

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

      Timber and Timberlands - Timberlands are carried at cost. Deferred cultivation costs represent the cost of preparing, clearing and seeding the Company's balsa wood plantations. Amortization of deferred cultivation costs is based on units of production. Timber carrying costs, which include the regular maintenance and overseeing of timberlands, are expensed as incurred.

      Foreign Currency Translation - The financial statements of the Company's foreign subsidiaries are remeasured into U.S. dollars, the Company's functional currency, in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The majority of the foreign exchange gains and losses relate to the manufacturing process in Ecuador, and such amounts are separately stated in the accompanying consolidated statements of income.

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

      Research and Development - Research and development costs are charged to expense as incurred. Research and development expenditures, including customer service activities, charged to operations were $350,333, $414,675 and $447,311 in 1996, 1995 and 1994, respectively.

      Income Per Common Share - Income per common share amounts are computed based on the weighted average number of shares outstanding during the period. The weighted average number of common shares outstanding was 2,523,261 in 1996, 1995 and 1994.

      Use of Estimates - In conformity with generally accepted accounting principles, the Company's financial statements include the use of estimates and assumptions which have been developed by management based on available facts and information. Actual results could differ from those estimates.

      Revenue Recognition - The Company generally recognizes revenues when goods are shipped.

      Reclassifications - Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

3.    INVENTORIES

      Inventories of the balsa and shrimp segments are summarized as follows:

                                                   1996                  1995
                                               -----------           -----------
Raw materials ......................           $ 4,718,296           $ 3,913,332
Work-in-process ....................             4,250,538             4,075,895
Finished goods .....................             4,744,826             4,885,976
                                               -----------           -----------

Inventories ........................           $13,713,660           $12,875,203
                                               ===========           ===========

      Included in the above amounts are inventories relating to the Company's shrimp operations of $1,159,914 and $1,337,154 at December 31, 1996 and 1995, respectively.

4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment is comprised of the following:

                                                          1996           1995
                                                      -----------    -----------
Land .............................................    $   125,311    $   125,311
Shrimp properties ................................     14,745,215     14,166,327
Buildings and improvements .......................      1,334,589      1,309,330
Machinery and equipment ..........................      9,146,164      9,034,964
Leasehold improvements ...........................        793,956        677,817
Assets under capital leases ......................      2,498,719      2,498,719
Construction-in-progress .........................        173,954          5,000
                                                      -----------    -----------

Total ............................................     28,817,908     27,817,468

Less accumulated depreciation and amortization ...     18,058,650     16,738,336
                                                      -----------    -----------

Property, plant and equipment - net ..............    $10,759,258    $11,079,132
                                                      ===========    ===========

      Shrimp properties consist principally of shrimp ponds, a hatchery and a packing plant.

      Accumulated amortization related to the asset under capital lease at December 31, 1996 and 1995 was $1,207,727 and $957,851, respectively.

5.    TIMBER AND TIMBERLANDS

      Timber and Timberlands are comprised of the following:

                                                      1996               1995
                                                   ----------         ----------
Timberlands ..............................         $2,839,820         $2,897,973
Deferred cultivation costs ...............          3,606,008          3,440,179
                                                   ----------         ----------

Timber and Timberlands ...................         $6,445,828         $6,338,152
                                                   ==========         ==========

6.    NOTES PAYABLE

      Notes payable under various agreements consist of the following:

                                                            1996         1995
                                                         ----------   ----------
U.S. Bank loan, with interest at prime
  (8.25% at December 31, 1996) .......................   $2,150,000   $     --

Bank loan - France, with interest at 11.5% ...........         --          4,783

Ecuadorean bank loans, payable in U.S. dollars,
  due within one year from the origination date,
  with interest rates between 8% and 9% in 1996 and
  9% and 17% in 1995 .................................    1,450,000    4,420,000
                                                         ----------   ----------

Notes payable ........................................   $3,600,000   $4,424,783
                                                         ==========   ==========

      The U.S. Bank loan represents borrowings under an unsecured revolving line of credit with a domestic bank. The maximum credit limit under the line is $4,600,000, with interest at the bank's prime rate. This line of credit, which is renewable annually, expires on May 31, 1997. The Company was in compliance with all related loan covenants at December 31, 1996.

      The Ecuadorian bank loans are unsecured. At December 31, 1996, unused lines of credit available under Ecuadorian borrowing arrangements amounted to approximately $1,550,000, and under European borrowing arrangements amounted to approximately $772,000.

      The credit facilities discussed above do not require compensating balances or the payment of commitment fees. The weighted average interest rate on borrowings outstanding at December 31, 1996 and 1995 was 8.5% and 14.0%, respectively. The carrying amount of the notes payable approximates their fair value based on the short-term nature and the terms of the loans.

7.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                            1996        1995
                                                         ----------   ----------
Equipment loan, payable in equal monthly
  principal installments of $6,667 through
  January 2001, plus interest at prime
  (8.25% at December 31, 1996) .....................    $ 333,333     $    --

Other notes, with interest rates between
  5% and 6%, due at various dates through 1999 .....       52,209        35,468
                                                        ---------     ---------
                                                          385,542        35,468
Less current portion ...............................     (108,922)      (17,558)
                                                        ---------     ---------

Long-term debt .....................................    $ 276,620     $  17,910
                                                        =========     =========

      The equipment loan payable is secured by certain machinery and equipment at the Company's Northvale, New Jersey facilities. The carrying amount of the loan payable approximates its fair value due to the variable interest rate of the loan.

      The aggregate maturities of long-term debt at December 31, 1996 are as follows:

                 1997                     $ 108,922
                 1998                        99,476
                 1999                        83,811
                 2000                        80,000
                 2001                        13,333
                                          ---------

                                          $ 385,542
                                          =========

8.    INCOME TAXES

      Income (loss) before income taxes is comprised of:

                                 1996               1995               1994
                             -----------         -----------        -----------
Domestic ............        $   989,628         $ 1,717,492        $ 2,242,143
Foreign .............           (335,671)            773,231           (250,929)
                             -----------         -----------        -----------

Total ...............        $   653,957         $ 2,490,723        $ 1,991,214
                             ===========         ===========        ===========

      The provision (benefit) for income taxes consists of the following:

                                     1996              1995              1994
                                  ---------         ---------         ---------
Federal:
  Current ................        $ 171,716         $ 519,517         $ 770,788
  Deferred ...............           (8,399)          (68,107)          (20,404)
State ....................           33,081            87,885            94,649
Foreign ..................            7,616           (10,825)          (66,277)
                                  ---------         ---------         ---------

Total ....................        $ 204,014         $ 528,470         $ 778,756
                                  =========         =========         =========

The reconciliation between the Company's effective tax rate and the statutory Federal tax rate is as follows:

                                                          1996     1995     1994
                                                          ----     ----     ----
Statutory Federal tax rate ..........................     35.0%    35.0%    35.0%
Increase (decrease) in taxes resulting from:
Foreign income - effect of rates
  differing from statutory rates, effect
  of nontaxable exchange gains and losses,
  and foreign losses producing no current benefit ...     11.4    (11.8)     0.5
Refunds and reversal of current valuation allowance .    (17.6)    (6.4)    (1.4)
State and local taxes, net of Federal income
  tax benefit .......................................      3.3      2.3      3.1
Other - net .........................................     (0.9)     2.1      1.9
                                                          ----     ----     ----

Effective tax rate ..................................     31.2%    21.2%    39.1%
                                                          ====     ====     ====

      In 1996, the Company included the income from the reversal of a current valuation allowance in the tax provision. In 1995, the Company utilized foreign tax credit carryforwards of $140,000, for which a full valuation allowance had been recorded in prior years. The effect of the reversal of the valuation allowance has been included in the tax provision for 1995.

      As a result of various incentives provided by the Ecuadorian government, the effective foreign tax rate is lower than the U.S. Federal statutory tax rate.

      Significant   components  of  the   Company's   deferred  tax  assets  and
      liabilities are as follows:

                                                        1996            1995
                                                     ---------        ---------
Current assets (liabilities):
  Inventory capitalization ...................       $  91,727        $  77,448
  Unexpired insurance ........................         (86,626)         (80,171)
  Other - net ................................           2,268           24,746
                                                     ---------        ---------
Total current asset, net .....................       $   7,369        $  22,023
                                                     =========        =========

Noncurrent assets:
  Capital lease ..............................         226,999          203,946
  Foreign tax loss carryforwards .............          67,352           52,770
Less valuation allowance .....................         (67,352)         (52,770)
                                                     ---------        ---------
Total noncurrent asset, net ..................       $ 226,999        $ 203,946
                                                     =========        =========

      As of December 31, 1996 and 1995, the Company had a full valuation allowance recorded against its foreign tax loss carryforwards related to certain European locations. Management believes that it is more likely than not that these carryforwards, the majority of which are available until the year 2000, will expire unutilized.

      The total current and noncurrent amounts presented above are included in other assets (current and noncurrent) in the consolidated financial statements.

      The Company does not accrue Federal income taxes on the equity in the undistributed earnings of its foreign subsidiaries, which amounted to approximately $5,658,000 at December 31, 1996, because such earnings are permanently reinvested. It is not practicable to estimate the tax liability that might arise if these earnings were remitted.

9.    EMPLOYEE BENEFIT PLANS

      The Company has a profit-sharing plan under which an annual contribution may be paid from accumulated profits at the discretion of the Board of Directors for the benefit of eligible employees upon their retirement. Contributions to this plan by the Company amounted to approximately
      $180,000 and $327,000 in 1996 and 1995, respectively. There were no contributions to the plan by the Company in 1994. Additionally, the plan allows for all participants to defer between 2 percent and 10 percent of salary. Amounts deferred are paid to the trustee of the plan. The plan does not provide for matching Company contributions.

      Certain employees of the Company's Ecuadorian subsidiary companies are covered by termination and retirement plans incorporated under statutory requirements of labor laws and collective bargaining agreements. Included in the accompanying consolidated balance sheets are union employee termination benefits which approximate unpaid vested benefits under such plans. The amount of benefits to be received by an employee is established by the collective bargaining agreements and is based on length of service and compensation. Provisions of approximately $64,000, $111,000 and $63,000 were charged to income during 1996, 1995 and 1994, respectively.

10.   LEASES

      The Company leases its office space and plant facilities in Northvale, New Jersey under a long-term capital lease agreement which expires in 2002. The lease provides that the Company pay all real estate taxes, maintenance and insurance relating to the facilities.

      Rent  expense  under  operating  leases  relates   principally  to  office
      buildings and amounted to $122,135,  $53,343 and $51,210 in 1996, 1995 and
      1994, respectively.

      Future minimum lease payment obligations, as of December 31, 1996, for the capital lease described above, as well as operating leases, are summarized below. The operating leases are for space at the Company's offices in England and France and warehouse space in New Jersey.

                                                  Capital         Operating
Year                                               Lease           Leases
----                                           -------------     -----------
1997                                           $     430,765     $    99,158
1998                                                 448,565          21,163
1999                                                 466,365          14,437
2000                                                 469,926          14,437
2001                                                 487,726          14,437
Remainder                                             81,881         101,059
                                               -------------     -----------

Minimum lease payments                             2,385,228      $  264,691

Less amounts representing interest                   410,459
                                               =============     ===========

Capital lease obligation                        $  1,974,769
                                                ============

11.   SEGMENT INFORMATION

      The Company and its subsidiaries operate primarily in two segments, as a manufacturer and supplier of balsa wood products used principally as a core material in various industries, and in the shrimp farming business. Information about the Company's operations by segment is as follows:

                                                             (In Thousands)
                                                      1996        1995       1994
                                                   --------    --------    --------
Revenues from unaffiliated customers

Balsa segment ..................................   $ 38,630    $ 36,420    $ 32,833
Shrimp segment .................................      9,736       9,364       7,297
                                                   --------    --------    --------

Total revenues .................................   $ 48,366    $ 45,784    $ 40,130
                                                   ========    ========    ========
Operating income

Balsa segment ..................................   $  2,383    $  2,776    $  2,639
Shrimp segment .................................        999       2,327       1,572
General corporate expenses .....................     (1,619)     (1,822)     (1,699)
                                                   --------    --------    --------

Total operating income .........................   $  1,763    $  3,281    $  2,512
                                                   ========    ========    ========

Income before income taxes

Balsa segment ..................................   $  1,947    $  2,608    $  2,618
Shrimp segment .................................        921       2,187       1,496
General corporate expenses .....................     (1,619)     (1,822)     (1,699)
                                                   --------    --------    --------

Operating income after exchange gain/loss ......      1,249       2,973       2,415
Interest expense ...............................       (602)       (530)       (452)
Other income - net .............................          7          48          28
                                                   --------    --------    --------

Income before income taxes .....................   $    654    $  2,491    $  1,991
                                                   ========    ========    ========
Identifiable assets

Balsa segment ..................................   $ 30,318    $ 29,647    $ 26,048
Shrimp segment .................................      8,997       9,170       8,493
                                                   --------    --------    --------

Total identifiable assets ......................   $ 39,315    $ 38,817    $ 34,541
                                                   ========    ========    ========

                                                             (In Thousands)
                                                      1996        1995       1994
                                                   --------    --------    --------
Capital expenditures, net, including timberlands
  and capital leases

Balsa segment ..................................   $  1,524    $  2,169    $  1,424
Shrimp segment .................................        579         694         492
                                                   --------    --------    --------

Total capital expenditures .....................   $  2,103    $  2,863    $  1,916
                                                   ========    ========    ========

Depreciation expense

Balsa segment ..................................   $    851    $    778    $    754
Shrimp segment .................................        760         736         708
                                                   --------    --------    --------

Total depreciation expense .....................   $  1,611    $  1,514    $  1,462
                                                   ========    ========    ========

      Information pertaining to the Company's operations in different geographic areas is as follows:

                                                         (In Thousands)
                                                 1996         1995         1994
                                               -------      -------      -------
Revenues from unaffiliated sources

United States - domestic ................      $33,473      $32,453      $29,780
United States - export ..................        8,856        7,534        5,062
Ecuador .................................          123           87           87
Europe ..................................        5,914        5,710        5,201
                                               -------      -------      -------

Total revenues ..........................      $48,366      $45,784      $40,130
                                               =======      =======      =======

Transfers between geographic areas

United States ...........................      $ 2,248      $ 2,167      $ 1,628
Ecuador .................................       18,083       17,781       13,227
                                               -------      -------      -------

Total transfers .........................      $20,331      $19,948      $14,855
                                               =======      =======      =======

                                                         (In Thousands)
                                           1996           1995           1994
                                         --------       --------       --------
Operating income (loss)

United States .....................      $  1,762       $  2,422       $  3,412
Ecuador ...........................           107          1,055           (656
Europe ............................          (106)          (196)          (244)
                                         --------       --------       --------

Total operating income ............      $  1,763       $  3,281       $  2,512
                                         ========       ========       ========

Identifiable assets

United States .....................      $ 14,264       $ 12,576       $ 10,792
Ecuador ...........................        21,543         22,732         20,370
Europe ............................         3,508          3,509          3,379
                                         --------       --------       --------

Total identifiable assets .........      $ 39,315       $ 38,817       $ 34,541
                                         ========       ========       ========

      Transfers between geographic areas are at prices which permit the recovery of manufacturing costs and a reasonable operating profit. The majority of export sales from the Company's United States operations were to unaffiliated customers in Europe.

      Sales to one customer from the Balsa segment amounted to approximately 13% of total revenues in 1995 and 1994. No customer accounted for more than 10% of revenues in 1996.

12.   SPECIAL CHARGE

      In 1994, the Company recorded a special charge of $323,977, associated with a decision to reduce costs by making personnel changes at the Company's mills in Ecuador. This charge was comprised primarily of severance payments for 68 employees. This action was effected within 1994 and no related liability remained by year-end 1994.

                                     ******

                                                                                                            Schedule II
BALTEK CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------------------------

                                                                      Additions
                                                   Balance at        Charged to                            Balance
                                                    Beginning         Costs and                            at End
                  Description                        of Year          Expenses         Deductions          of Year
                  -----------                        -------          --------         ----------          -------
YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful
    accounts receivable                              $    92,759       $    70,380        $  100,528       $    62,611
                                                     ===========       ===========        ==========       ===========

YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful
    accounts receivable                              $    75,985       $    97,176       $    80,402       $    92,759
                                                     ===========       ===========       ===========       ===========

YEAR ENDED DECEMBER 31, 1994:
  Allowance for doubtful
    accounts receivable                              $   145,955       $    74,312       $   144,282       $    75,985
                                                     ===========       ===========       ===========       ===========
