Form 10-Q
period 1997-03-31
BALTEK CORP
filed 1997-05-13
CIK 9442

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                            -----------------------


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                 Commission file number 2-44764
March 31, 1997

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

     Common share of stock outstanding as of May 6, 1997: 2,523,261 shares

                               BALTEK CORPORATION

                               TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION:

   ITEM 1.  FINANCIAL STATEMENTS:

        Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996

        Consolidated  Statements  of  Operations  and Retained  Earnings for the
            Three Months Ended March 31, 1997 and 1996

        Consolidated  Statements  of Cash Flows for the Three Months Ended March
            31, 1997 and 1996

        Notes to Consolidated Financial Statements

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION:

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                            March 31,      December 31,
ASSETS                                                                         1997            1996
                                                                           -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents ..........................................     $ 1,237,444     $ 1,114,659
  Accounts receivable, net ...........................................       5,669,913       4,820,544
  Inventories ........................................................      12,318,190      13,713,660
  Prepaid expenses ...................................................         374,369         308,850
  Other ..............................................................       1,496,425       1,487,121
                                                                           -----------     -----------

           Total current assets ......................................      21,096,341      21,444,834

PROPERTY, PLANT AND EQUIPMENT, Net ...................................      10,518,789      10,759,258

TIMBER AND TIMBERLANDS ...............................................       6,521,598       6,445,828

OTHER ASSETS .........................................................         657,325         665,495
                                                                           -----------     -----------

           Total assets ..............................................     $38,794,053     $39,315,415
                                                                           ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable ......................................................     $ 3,750,000     $ 3,600,000
  Accounts payable ...................................................       2,226,120       2,860,363
  Income tax payable .................................................          36,890            --
  Accrued salaries, wages and bonuses payable ........................         355,151         596,139
  Accrued expenses and other liabilities .............................         937,183         911,243
  Current portion of long-term debt ..................................         107,879         108,922
  Current portion of obligation under capital lease ..................         318,425         294,784
                                                                           -----------     -----------

           Total current liabilities .................................       7,731,648       8,371,451

OBLIGATION UNDER CAPITAL LEASE .......................................       1,582,650       1,679,985

LONG-TERM DEBT .......................................................         250,432         276,620

UNION EMPLOYEE TERMINATION BENEFITS ..................................         319,444         306,367
                                                                           -----------     -----------

           Total liabilities .........................................       9,884,174      10,634,423
                                                                           -----------     -----------

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)(continued)

                                                                            March 31,      December 31,
                                                                              1997            1996
                                                                           -----------     -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par; 5,000,000 shares authorized and unissued
                                                                                ---            ---
  Common stock, $1.00 par; 10,000,000 shares authorized,
    2,523,261 shares issued and outstanding ..........................       2,523,261       2,523,261
  Additional paid-in capital .........................................       2,157,492       2,157,492
  Retained earnings ..................................................      24,229,126      24,000,239
                                                                           -----------     -----------

           Total stockholders' equity ................................      28,909,879      28,680,992
                                                                           -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................     $38,794,053     $39,315,415
                                                                           ===========     ===========

See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

                                                           Three-Months
                                                          Ended March 31,
                                                     1997               1996
                                                 ------------      ------------

NET SALES ..................................     $ 13,266,647      $ 11,712,255

COST OF PRODUCTS SOLD ......................       10,226,738         8,910,493

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES ..................        2,503,861         2,386,792
                                                 ------------      ------------

            Operating income ...............          536,048           414,970
                                                 ------------      ------------

OTHER INCOME (EXPENSE):
   Interest expense ........................         (133,344)         (177,716)
   Foreign exchange (loss) .................          (85,793)         (131,707)
   Other, net ..............................              274             5,515
                                                 ------------      ------------

            Total other income (expense) ...         (218,863)         (303,908)
                                                 ------------      ------------

INCOME BEFORE INCOME TAXES .................          317,185           111,062


INCOME TAX PROVISION .......................           88,298            25,395

                                                 ------------      ------------

NET INCOME .................................          228,887            85,667


RETAINED EARNINGS, BEGINNING OF PERIOD .....       24,000,239        23,550,295
                                                 ------------      ------------

RETAINED EARNINGS, END OF PERIOD ...........     $ 24,229,126      $ 23,635,962
                                                 ============      ============

AVERAGE SHARES OUTSTANDING .................        2,523,261         2,523,261
                                                 ============      ============

NET INCOME PER COMMON SHARE ................     $       0.09      $       0.03
                                                 ============      ============



See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                       Three Months
                                                                       Ended March 31,
                                                                   1997              1996
                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................     $   228,887      $    85,667
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization .......................         569,966          497,264
    Foreign exchange loss ...............................          85,793          131,707
    Deferred taxes ......................................           4,190           (5,762)
    (Increase) decrease in accounts receivable ..........        (849,170)         113,452
    Increase in income tax payable/receivable , net .....         105,030           21,992
    Decrease in inventories .............................       1,395,470          487,914
    Increase in prepaid expenses and other current assets        (145,736)        (275,484)
    Decrease in other assets ............................           4,036            7,024
    Decrease in accounts payable and accrued expenses ...        (821,140)        (245,103)
    Other ...............................................          13,321           51,663
                                                              -----------      -----------

           Net cash provided by operating activities ....         590,647          870,334
                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net acquisitions of property, plant and equipment .....        (172,152)        (301,516)
  Increase in timber and timberlands ....................        (233,102)        (289,722)
                                                              -----------      -----------

           Net cash used in investing activities ........        (405,254)        (591,238)
                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable ..................         150,000         (308,946)
  (Payments) borrowings of long-term debt ...............         (72,209)         393,333
  Principal payments under capital lease ................         (73,694)         (47,016)
                                                              -----------      -----------

           Net cash provided by financing activities ....           4,097           37,371
                                                              -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .................         (66,705)        (134,033)
                                                              -----------      -----------

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (continued)

                                                                       Three Months
                                                                       Ended March 31,
                                                                   1997              1996
                                                              -----------      -----------
NET INCREASE  IN
  CASH AND CASH EQUIVALENTS .............................         122,785          182,433

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD ...................................       1,114,659          841,056
                                                              -----------      -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD .........................................     $ 1,237,444      $ 1,023,489
                                                              ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ............................................     $   115,703      $   131,481
                                                              ===========      ===========

    Income taxes ........................................     $     1,353      $    10,026
                                                              ===========      ===========


See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.    BASIS OF PRESENTATION

      The information included in the accompanying interim financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 1996 Annual Report on Form 10-K.


2.    INVENTORIES

      Inventories are summarized as follows:

          Raw materials ..............        $ 4,088,281          $ 4,718,296

          Work-in-process ............          4,146,548            4,250,538

          Finished goods .............          4,083,361            4,744,826
                                              -----------          -----------

                                              $12,318,190          $13,713,660
                                              ===========          ===========

3.    NEW ACCOUNTING STANDARD

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock. This Statement replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This Statement is not expected to have a material effect on Baltek's reported EPS amounts. This Statement is effective for Baltek's consolidated financial statements for the year ended December 31, 1997.

                                     ******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company's working capital ratio of 2.73:1 at March 31, 1997, increased slightly from the ratio of 2.56:1 at December 31, 1996 due primarily to increases in accounts receivable and decreases in accounts payable. Unused lines of bank credit and the Company's working capital are considered by management, to be sufficient to support operations and fixed asset acquisitions for the immediate future.

Results of Operations

Sales increased 12% during the three month period ended March 31, 1997, as compared to the same period in 1996. Sales improved in both the Balsa and Shrimp segments during the period. The Company is unable to forecast future sales trends due to the changing commodity pricing of its shrimp product and the effect of economic pressures on the pleasure boating industry, the largest user of the Company's balsa products.

Cost of products sold as a percentage of sales increased slightly in the first quarter of 1997 as compared to the first quarter of 1996, due primarily to competitive pricing pressure offset by an increase in the selling price of the Company's shrimp products.

Selling , general and administrative expenses as a percentage of sales declined in the first quarter of 1997 as compared to the first quarter of 1996. The decline was due to a better absorption of fixed expenses as a result of increased sales.

Income from operations improved during the quarter ended March 31, 1997 as compared to the same period in 1996. The increase is attributable to both higher volume and prices in the Shrimp segment and higher sales volume in the Balsa segment.

Interest expense decreased due to lower interest rates partially offset by increased borrowings for working capital. Foreign exchange losses were $85,793 in the three month period of 1997, as compared to a loss of $131,707 in the same period of 1996. Foreign exchange gains and losses are caused by the relationship of the U.S. Dollar to the foreign currencies in the countries where the company has operations, and arise when translating foreign currency balance sheets into U.S. Dollars for the purpose of presenting consolidated financial statements. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability of foreign exchange rates.

The provision for income taxes was at the rate of 28% and 22% of pre-tax earnings for the quarters ended March 31, 1997 and 1996 respectively.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(A)       Exhibits:

          11. An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

          27.   Financial Data Schedule.

(B)       Reports on Form 8-K:

          No report has been filed during the three months ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                              BALTEK CORPORATION
                                                              (Registrant)


Date:  May 6, 1997                                            /s/Jacques Kohn
                                                              ------------------
                                                              Jacques Kohn
                                                              President



Date:  May 6, 1997                                            /s/Ronald Tassello
                                                              ------------------
                                                              Ronald Tassello
                                                              Controller