Form 10-Q
period 1997-06-30
BALTEK CORP
filed 1997-08-12
CIK 9442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------

                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from                             to

                         Commission file number 2-44764

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


                                  201-767-1400
                                  ------------
               Registrant's telephone number, including area code

         Indicated by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission and
(2) has been subject to the filing  requirements  for at least the past 90 days.
Yes [ X ]    No  [  ]

        Common share of stock outstanding as of August 6, 1997: 2,523,261 shares

                               BALTEK CORPORATION

                               TABLE OF CONTENTS




PART I  FINANCIAL INFORMATION:

   ITEM 1.  FINANCIAL STATEMENTS:

         Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996

         Consolidated  Statements  of Operations  and Retained  Earnings for the
               Three and Six Months Ended June 30, 1997 and 1996

         Consolidated Statements of Cash Flows for the Six Months Ended June 30,
               1997 and 1996

         Notes to Consolidated Financial Statements

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION:

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                              June 30,     December 31,
                                                                                1997           1996
                                                                           -----------     -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..........................................     $   923,552     $ 1,114,659
  Accounts receivable, net ...........................................       5,274,316       4,820,544
  Inventories ........................................................      12,750,701      13,713,660
  Prepaid expenses ...................................................         409,240         308,850
  Other ..............................................................       1,529,404       1,487,121
                                                                           -----------     -----------

           Total current assets ......................................      20,887,213      21,444,834

PROPERTY, PLANT AND EQUIPMENT, Net ...................................      10,543,560      10,759,258

TIMBER AND TIMBERLANDS ...............................................       6,697,166       6,445,828

OTHER ASSETS .........................................................         636,309         665,495
                                                                           -----------     -----------

           Total assets ..............................................     $38,764,248     $39,315,415
                                                                           ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable ......................................................     $ 2,978,009     $ 3,600,000
  Accounts payable ...................................................       2,483,254       2,860,363
  Income tax payable .................................................          61,534            --
  Accrued salaries, wages and bonuses payable ........................         548,719         596,139
  Accrued expenses and other liabilities .............................         948,737         911,243
  Current portion of long-term debt ..................................         106,290         108,922
  Current portion of obligation under capital lease ..................         324,433         294,784
                                                                           -----------     -----------

           Total current liabilities .................................       7,450,976       8,371,451

OBLIGATION UNDER CAPITAL LEASE .......................................       1,502,947       1,679,985

LONG-TERM DEBT .......................................................         224,766         276,620

UNION EMPLOYEE TERMINATION BENEFITS ..................................         328,065         306,367
                                                                           -----------     -----------

           Total liabilities .........................................       9,506,754      10,634,423
                                                                           -----------     -----------

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                              June 30,     December 31,
                                                                                1997           1996
                                                                           -----------     -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par; 5,000,000 shares authorized and unissued            --              --
  Common stock, $1.00 par; 10,000,000 shares authorized,
    2,523,261 shares issued and outstanding ..........................       2,523,261       2,523,261
  Additional paid-in capital .........................................       2,157,492       2,157,492
  Retained earnings ..................................................      24,576,741      24,000,239
                                                                           -----------     -----------

           Total stockholders' equity ................................      29,257,494      28,680,992
                                                                           -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................     $38,764,248     $39,315,415
                                                                           ===========     ===========

                            See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

                                                           Three Months                          Six Months
                                                           Ended June 30,                      Ended June 30,
                                                  ------------------------------      ------------------------------
                                                       1997              1996              1997              1996
                                                  ------------      ------------      ------------      ------------
NET SALES ...................................     $ 14,393,076      $ 11,912,514      $ 27,659,723      $ 23,624,769

COST OF PRODUCTS SOLD .......................       10,974,853         9,371,366        21,201,591        18,281,859

SELLING , GENERAL AND
  ADMINISTRATIVE EXPENSES ...................        2,703,467         2,404,376         5,207,328         4,791,168
                                                  ------------      ------------      ------------      ------------

            Operating income ................          714,756           136,772         1,250,804           551,742
                                                  ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
   Interest expense .........................         (167,378)         (161,038)         (300,722)         (338,754)
   Foreign exchange loss ....................          (64,194)         (134,033)         (149,987)         (265,740)
   Other, net ...............................              761               291             1,035             5,806
                                                  ------------      ------------      ------------      ------------

            Total other income (expense), net         (230,811)         (294,780)         (449,674)         (598,688)
                                                  ------------      ------------      ------------      ------------


INCOME BEFORE INCOME TAXES ..................          483,945          (158,008)          801,130           (46,946)

INCOME TAX PROVISION (BENEFIT) ..............          136,330           (35,867)          224,628           (10,472)
                                                  ------------      ------------      ------------      ------------

NET INCOME (LOSS)............................          347,615          (122,141)          576,502           (36,474)

RETAINED EARNINGS,
  BEGINNING OF PERIOD .......................       24,229,126        23,635,962        24,000,239        23,550,295
                                                  ------------      ------------      ------------      ------------

RETAINED EARNINGS,
  END OF PERIOD .............................     $ 24,576,741      $ 23,513,821      $ 24,576,741      $ 23,513,821
                                                  ============      ============      ============      ============

AVERAGE SHARES OUTSTANDING ..................        2,523,261         2,523,261         2,523,261         2,523,261
                                                  ============      ============      ============      ============

NET INCOME (LOSS) PER COMMON SHARE ..........     $       0.14      $      (0.05)     $       0.23      $      (0.01)
                                                  ============      ============      ============      ============


                                   See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Six Months
                                                                           Ended June 30,
                                                                   ----------------------------
                                                                       1997              1996
                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..........................................     $   576,502      $   (36,474)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization ............................       1,082,874          996,993
    Foreign exchange loss ....................................         149,987          265,740
    Deferred taxes ...........................................           8,378          (11,525)
    (Increase) decrease in accounts receivable ...............        (461,250)         991,696
    Increase (decrease) in income tax payable/receivable , net         132,570         (186,887)
    Decrease in inventories ..................................         962,959          529,010
    Increase in prepaid expenses and other current assets ....        (222,374)        (190,600)
    Decrease in other assets .................................          19,464           10,063
    Decrease in accounts payable and accrued expenses ........        (332,173)        (387,114)
    Other ....................................................          22,645           58,519
                                                                   -----------      -----------

           Net cash provided by operating activities .........       1,939,582        2,039,421
                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net acquisitions of property, plant and equipment ..........        (611,132)        (696,822)
  Increase in timber and timberlands .........................        (507,347)        (506,587)
                                                                   -----------      -----------

           Net cash used in investing activities .............      (1,118,479)      (1,203,409)
                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in notes payable ..................................        (621,991)        (472,423)
  (Payments) borrowings of long-term debt ....................         (54,486)         373,333
  Principal payments under capital lease .....................        (147,389)         (94,032)
                                                                   -----------      -----------

           Net cash used in  financing activities ............        (823,866)        (193,122)
                                                                   -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................        (188,344)        (276,617)
                                                                   -----------      -----------

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Six Months
                                                                           Ended June 30,
                                                                   ----------------------------
                                                                       1997              1996
                                                                   -----------      -----------
NET (DECREASE) INCREASE  IN
  CASH AND CASH EQUIVALENTS ..................................        (191,107)         366,273

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD ........................................       1,114,659          841,056
                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD ..............................................     $   923,552      $ 1,207,329
                                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest .................................................     $   177,670      $   222,686
                                                                   ===========      ===========

    Income taxes .............................................     $   123,536      $   189,067
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


2.    INVENTORIES

      Inventories are summarized as follows:


                                                June 30,            December 31,
                                                 1997                  1996
Raw materials ....................           $ 4,465,910            $ 4,718,296
Work-in-process ..................             3,690,539              4,250,538
Finished goods ...................             4,594,252              4,744,826
                                             -----------            -----------

                                             $12,750,701            $13,713,660
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

                      BALTEK CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     4.   NOTES PAYABLE

     During the quarter ended June 30,1997 the Company renewed its domestic line of credit for a one-year period expiring on May 31,1998. The new line was continued at substantially the same terms as the expiring facility. The Company also established lines of credit for equipment financing totaling $1,500,000. At June 30, 1997 the equipment lines were not utilized.

                                     ******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company's working capital ratio of 2.80:1 at June 30, 1997, increased from the ratio of 2.56:1 at December 31, 1996 due primarily to increases in accounts receivable and decreases in accounts payable and notes payable. Unused lines of bank credit and the Company's working capital are considered by management to be sufficient to support operations and fixed asset acquisitions for the immediate future.

Results of Operations

Sales increased 21% and 15% during the three and six month periods ended June 30, 1997,respectively, as compared to the same periods in 1996. Sales improved in both the Balsa and Shrimp segments during the periods. A large portion of the increase in the Balsa segment is due to increased sales of the Company's Foam products. The Company is unable to forecast future sales trends due to the changing commodity pricing of its shrimp product and the effect of economic pressures on the pleasure boating industry, the largest user of the Company's balsa products.

Cost of products sold as a percentage of sales decreased during the three and six months ended June 30,1997 as compared to the same periods in 1996. The cost of products sold percentage has improved in 1997 due to an increase in the selling price of the Company's shrimp products partially offset by continued pricing pressure in the Balsa segment. The results for the six months ended June 30,1996 were negatively effected by inflationary pressures on costs at the Company's production facility in Ecuador and start-up expenses related to the Foam product line.

Selling , general and administrative expenses as a percentage of sales improved in the three and six months ended June 30, 1997 due to a better absorption of fixed expenses as a result of increased sales.

Income from operations improved during the three and six months ended June 30, 1997 as compared to the same periods in 1996. The increase is attributable to both higher volume and prices in the Shrimp segment and higher sales volume in the Balsa segment.

Interest expense was approximately $301,000 and $339,000 for the six months ended June 30,1997 and 1996, respectively. The decrease was due to lower interest rates partially offset by increased borrowings for working capital. Foreign exchange losses were approximately $150,000 in the six month period ended June 30,1997, as compared to a loss of $266,000 in the same period of 1996. Foreign exchange gains and losses are caused by the relationship of the U.S. Dollar to the foreign currencies in the countries where the company has operations, and arise when translating foreign currency balance sheets into U.S. Dollars for the purpose of presenting consolidated financial statements. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability of foreign exchange rates.

The provision (benefit) for income taxes was at the rate of 28% and 22% of pre-tax earnings for the three and six month periods ended June 30 , 1997 and 1996 respectively.

PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

(A)       Exhibits:

          11. An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

          27.   Financial Data Schedule.

(B)       Reports on Form 8-K:

          No report has been filed during the six months ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                              BALTEK CORPORATION
                                                                (Registrant)


Date:  August 6, 1997                                         /s/Jacques Kohn
                                                              ---------------
                                                              Jacques Kohn
                                                              President



Date:  August 6, 1997                                         /s/Ronald Tassello
                                                              ------------------
                                                              Ronald Tassello
                                                              Controller