Form 10-Q
period 1997-09-30
BALTEK CORP
filed 1997-11-07
CIK 9442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------

                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1997

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

         Common share of stock outstanding as of November 6, 1997: 2,523,261 shares

BALTEK CORPORATION

TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION:

   ITEM 1.  FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996

     Consolidated Statements of Operations and Retained Earnings for the Three and Nine Months Ended September 30, 1997 and 1996

     Consolidated  Statements of Cash Flows for the Nine Months Ended  September
         30, 1997 and 1996

     Notes to Consolidated Financial Statements

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION:

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                            September 30,   December 31,
ASSETS                                                                         1997            1996
                                                                           -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents ..........................................     $ 1,381,679     $ 1,114,659
  Accounts receivable, net ...........................................       5,394,613       4,820,544
  Inventories ........................................................      13,064,682      13,713,660
  Prepaid expenses ...................................................         457,485         308,850
  Other ..............................................................       1,591,200       1,487,121
                                                                           -----------     -----------

           Total current assets ......................................      21,889,659      21,444,834

PROPERTY, PLANT AND EQUIPMENT, Net ...................................      10,630,513      10,759,258

TIMBER AND TIMBERLANDS ...............................................       6,445,140       6,445,828

OTHER ASSETS .........................................................         500,426         665,495
                                                                           -----------     -----------

           Total assets ..............................................     $39,465,738     $39,315,415
                                                                           ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable ......................................................     $ 3,505,398     $ 3,600,000
  Accounts payable ...................................................       2,188,487       2,860,363
  Income tax payable .................................................          41,222            --
  Accrued salaries, wages and bonuses payable ........................         751,644         596,139
  Accrued expenses and other liabilities .............................         809,909         911,243
  Current portion of long-term debt ..................................         109,507         108,922
  Current portion of obligation under capital lease ..................         330,554         294,784
                                                                           -----------     -----------

           Total current liabilities .................................       7,736,721       8,371,451

OBLIGATION UNDER CAPITAL LEASE .......................................       1,423,131       1,679,985

LONG-TERM DEBT .......................................................         213,941         276,620

UNION EMPLOYEE TERMINATION BENEFITS ..................................         342,310         306,367
                                                                           -----------     -----------

           Total liabilities .........................................       9,716,103      10,634,423
                                                                           -----------     -----------

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                            September 30,   December 31,
                                                                               1997            1996
                                                                           -----------     -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par; 5,000,000 shares authorized and unissued            --              --
  Common stock, $1.00 par; 10,000,000 shares authorized,
    2,523,261 shares issued and outstanding ..........................       2,523,261       2,523,261
  Additional paid-in capital .........................................       2,157,492       2,157,492
  Retained earnings ..................................................      25,068,882      24,000,239
                                                                           -----------     -----------

           Total stockholders' equity ................................      29,749,635      28,680,992
                                                                           -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................     $39,465,738     $39,315,415
                                                                           ===========     ===========

See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)

                                                            Three Months                        Nine Months
                                                         Ended September 30,               Ended September 30,
                                                       1997              1996              1997              1996
                                                  ------------      ------------      ------------      ------------

NET SALES ...................................     $ 14,048,124      $ 12,146,294      $ 41,707,847      $ 35,771,063

COST OF PRODUCTS SOLD .......................       10,690,368         9,402,795        31,891,959        27,684,654

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES ...................        2,442,727         2,207,068         7,650,055         6,998,236
                                                  ------------      ------------      ------------      ------------

            Operating income ................          915,029           536,431         2,165,833         1,088,173
                                                  ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
   Interest expense .........................         (172,027)         (125,924)         (472,749)         (464,678)
   Foreign exchange loss ....................          (63,067)          (52,333)         (213,054)         (318,073)
   Other, net ...............................            2,365               626             3,400             6,432
                                                  ------------      ------------      ------------      ------------

            Total other income (expense), net         (232,729)         (177,631)         (682,403)         (776,319)
                                                  ------------      ------------      ------------      ------------

INCOME  BEFORE
   INCOME TAXES .............................          682,300           358,800         1,483,430           311,854

INCOME TAX PROVISION ........................          190,159            78,891           414,787            68,419
                                                  ------------      ------------      ------------      ------------
NET INCOME ..................................          492,141           279,909         1,068,643           243,435

RETAINED EARNINGS,
  BEGINNING OF PERIOD .......................       24,576,741        23,513,821        24,000,239        23,550,295
                                                  ------------      ------------      ------------      ------------
RETAINED EARNINGS,
  END OF PERIOD .............................     $ 25,068,882      $ 23,793,730      $ 25,068,882      $ 23,793,730
                                                  ============      ============      ============      ============

AVERAGE SHARES OUTSTANDING ..................        2,523,261         2,523,261         2,523,261         2,523,261
                                                  ============      ============      ============      ============
NET INCOME
   PER COMMON SHARE .........................     $       0.19      $       0.11      $       0.42      $       0.10
                                                  ============      ============      ============      ============

See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                           Nine Months
                                                                       Ended September 30,
                                                                      1997             1996
                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................     $ 1,068,643      $   243,435
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ...........................       1,955,127        1,620,863
    Foreign exchange loss ...................................         213,054          318,073
    Deferred taxes ..........................................          12,566          (17,288)
    (Increase) decrease in accounts receivable ..............        (567,826)         161,935
    Increase (decrease) in income tax payable/receivable, net         112,569         (121,020)
    Decrease in inventories .................................         648,978          495,438
    Increase in prepaid expenses and other current assets ...        (339,655)        (257,135)
    Decrease in other assets ................................         151,403           24,707
    Decrease in accounts payable and accrued expenses .......        (567,884)         (23,546)
    Other ...................................................          38,097           61,537
                                                                  -----------      -----------

           Net cash provided by operating activities ........       2,725,072        2,506,999
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net acquisitions of property, plant and equipment .........      (1,125,495)      (1,134,671)
  Increase in timber and timberlands ........................        (676,824)        (696,393)
                                                                  -----------      -----------

           Net cash used in investing activities ............      (1,802,319)      (1,831,064)
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in notes payable .................................         (94,602)        (600,158)
  (Payments) borrowings of long-term debt ...................         (85,422)         353,333
  Principal payments under capital lease ....................        (221,084)        (141,048)
                                                                  -----------      -----------

           Net cash used in  financing activities ...........        (401,108)        (387,873)
                                                                  -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .....................        (254,625)        (321,534)
                                                                  -----------      -----------

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                           Nine Months
                                                                       Ended September 30,
                                                                      1997             1996
                                                                  -----------      -----------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS .................................         267,020          (33,472)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD .......................................       1,114,659          841,056
                                                                  -----------      -----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD .............................................     $ 1,381,679      $   807,584
                                                                  ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ................................................     $   338,129      $   341,221
                                                                  ===========      ===========

    Income taxes ............................................     $   311,479      $   210,401
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


2.    INVENTORIES

      Inventories are summarized as follows:

                                   September 30,    December 31,
                                        1997            1996
                                        ----            ----

          Raw materials ......     $ 4,839,491     $ 4,718,296
          Work-in-process.....       4,086,632       4,250,538
          Finished goods......       4,138,559       4,744,826
                                   -----------     -----------
                                   $13,064,682     $13,713,660
                                   ===========     ===========


3.    NEW ACCOUNTING STANDARD

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement establishes standards that redefine how operating segments are determined and requires public companies to report financial and descriptive information about its reportable operating segments. This Statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", but retains the disclosure requirements relating to major customers. SFAS 131 is only applicable to public companies. This Statement is effective for Baltek's consolidated financial statements for periods beginning after December 15, 1997.

4.    NOTES PAYABLE

      During the quarter ended June 30,1997 the Company renewed its domestic line of credit for a one-year period expiring on May 31,1998. The new line was continued at substantially the same terms as the expiring facility.
      The Company also established lines of credit for equipment financing totaling $1,500,000. At September 30, 1997 the equipment lines were not utilized.

5.    LEASES

      The Company leased additional warehouse and manufacturing space in New Jersey during September 1997. The lease, which requires monthly payments of approximately $16,000, is for a five year period with a renewal option for an additional five year period. The lease requires the Company to pay real estate taxes and certain maintenance and insurance costs relating to the facility. The lease has been accounted for as an operating lease.

6.    SHRIMP OPERATIONS

      In October 1997 the Company purchased an additional 444 acre shrimp farm in Ecuador. The purchase price of the farm was approximately $965,000 plus the value of inventory in process. The acquisition will be accounted for under the purchase method of accounting.

                                     ******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company's working capital ratio of 2.83:1 at September 30, 1997, increased from the ratio of 2.56:1 at December 31, 1996 due primarily to increases in accounts receivable and decreases in accounts payable, partially offset by a decrease in inventory. Unused lines of bank credit and the Company's working capital are considered by management to be sufficient to support operations and fixed asset acquisitions for the immediate future.

Results of Operations

Sales increased 16% and 17% during the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in 1996. Sales improved in both the Balsa and Shrimp segments during the periods. A large portion of the increase in the Balsa segment, which includes Foam products, is due to increased sales of the Company's Foam products. The Company is unable to forecast future sales trends due to the changing commodity pricing of its shrimp product and the effect of economic pressures on the pleasure boating industry, the largest user of the Company's balsa products.

Cost of products sold as a percentage of sales decreased during the three and nine months ended September 30,1997 as compared to the same periods in 1996. The cost of products sold percentage has improved in 1997 due to an increase in the selling price of the Company's shrimp products and slightly improved pricing in the Balsa segment. The results for the nine months ended September 30,1996 were negatively effected by inflationary pressures on costs at the Company's production facility in Ecuador, start-up expenses related to the Foam product line and pricing pressure in the Balsa segment.

Selling, general and administrative expenses as a percentage of sales improved in the three and nine months ended September 30, 1997 due to a better absorption of fixed expenses as a result of increased sales.

Income from operations improved during the three and nine months ended September 30, 1997 as compared to the same periods in 1996. The increase is primarily attributable to higher volume in the Shrimp and Balsa segments.

Interest expense was approximately $473,000 and $465,000 for the nine months ended September 30,1997 and 1996, respectively. The increase was due to higher interest rates partially offset by lower borrowings. Foreign exchange losses were approximately $213,000 in the nine month period ended September 30,1997, as compared to a loss of $318,000 in the same period of 1996. Foreign exchange gains and losses are caused by the relationship of the U.S. Dollar to the foreign currencies in the countries where the company has operations, and arise when translating foreign currency balance sheets into U.S. Dollars for the purpose of presenting consolidated financial statements. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability of foreign exchange rates.

The provision for income taxes was at the rate of 28% and 22% of pre-tax earnings for the three and nine month periods ended September 30 , 1997 and 1996 respectively.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(A)       Exhibits:

          11. An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

          27.   Financial Data Schedule.

(B) Reports on Form 8-K:

          No report has been filed during the nine months ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                            BALTEK CORPORATION
                                                                (Registrant)


Date:  November 6, 1997                                      /s/Jacques Kohn
                                                             ---------------
                                                             Jacques Kohn
                                                             President



Date:  November 6, 1997                                      /s/Ronald Tassello
                                                             ------------------
                                                             Ronald Tassello
                                                             Controller