Form 10-K
period 1997-12-31
BALTEK CORP
filed 1998-03-26
CIK 9442

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934


For the fiscal year ended                                 Commission File Number
December 31, 1997                                                  2-44764

                               BALTEK CORPORATION
             (Exact name of registrant as specified in its charter)



             Delaware                              13-2646117
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or  organization)               Identification No.)



                10 Fairway Court
                  P.O. Box 195                                  07647
             Northvale, New Jersey                           (Zip Code)
    (Address of principal executive offices)

                  Registrant's telephone number: (201) 767-1400

           Securities Registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $1.00 Par Value
                          -----------------------------
                                (Title of Class)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     [X[       No        [  ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the voting stock held by nonaffiliates on March 2, 1998 amounted to $7,142,000.

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, March 2, 1998: 2,523,261 shares, Common Stock, $1.00 par value.

       Documents incorporated by reference: Portions of the registrant's proxy statement dated April 27, 1998 for use in connection with its 1998 annual meeting of stockholders are incorporated by reference in Part II of this Annual Report on Form 10-K to the extent set forth in items 10, 11, and 12 hereof.

                                     PART I

Item 1.           BUSINESS

Principal Products

         The registrant and its subsidiaries (hereinafter collectively referred to as the "Company") is a multinational manufacturing and marketing company. The Company operates in two lines of business: 1) supplying core materials, primarily balsa wood and balsa wood products, linear and cross-linked PVC foam products, and non-woven polyester mat, and 2) aquaculture, the farming and processing of shrimp. The foam and mat products, together with the Company's balsa products, position the Company as a complete supplier to the composite structural core market. The core materials are typically used by the Company's customers to manufacture a variety of products by laminating metal or fiberglass reinforced plastic skins to both sides of the core material, thereby creating a sandwich structure. The products manufactured by the Company's customers include fiberglass boats, aircraft cargo pallets, aircraft flooring, fiberglass storage and processing tanks and fiberglass tub and shower bottoms. Balsa lumber is used mostly by the hobby industry to manufacture model airplanes.

      The Company mills and sells graded and finished balsa lumber in standard sizes and balsa wood strips and blocks. "Standard sizes" of balsa lumber are measured in boardfeet (12" x 12" x 1') for the English system of measure or in cubic meters for the metric system of measure. Shipments to Europe (except the U.K.) and Japan are made in cubic meters while shipments to the U.S. and the U.K. are in boardfeet. The Company, for production and statistical purposes, converts all metric measurements into boardfeet, thus the Company's "standard" is boardfeet. The Company also manufactures and sells custom-made bonded panels, bonded blocks of balsa wood, and a flexible balsa wood block mat called "Contourkore." Glued-up balsa blocks are marketed in two ways. Part is sold directly to customers in block or panel form, the balance is shipped to the Company's factory in Northvale, NJ for further processing into Contourkore and other products.

         The Company's mat products are imported from Holland and Japan and resold without further manufacturing. This product is marketed as "Coremat" and "BaltekMat," principally to the pleasure boat industry.

         In September 1995, the Company entered into an agreement with Alusuisse Airex AG of Sins Switzerland, a division of Alusuisse, to become the sole North American source and nonexclusive distributor in Central and South America of Airex(R) (a registered trademark of Alusuisse Airex AG) and Airlite(TM), structural PVC foam products. The foam is purchased from Airex for further processing in the U.S. and is sold to customers as rigid or flexible panels in various thicknesses.

         The Company is also in the aquaculture business, specifically shrimp farming in Ecuador, South America. This operation consists of a hatchery, two farms and a packing plant. Shrimp larvae are supplied by the hatchery to the farms, and after harvest, transferred to the packing plant for processing and shipment to customers in the United States and Europe.

         All the Company's balsa and shrimp are produced in Ecuador. The dependence on foreign countries for raw materials represents some inherent risks. However, the Company, or its predecessors, have maintained operations in

Ecuador since 1940. The Company does not consider its reliance on Ecuador to represent an undue business risk; in fact, the Company believes that operating in Ecuador is one of its strengths, where quality raw materials are produced at a reasonable cost in a politically stable atmosphere conducive to business.

Principal Markets and Methods of Distribution

         The Company's products are sold throughout the United States, Canada, Europe, Japan, Australia and Latin America to approximately 1,600 ultimate users. The Company's salesmen are used extensively in the sale of its products. Approximately 40% of its core material product sales are made by the Company directly. The remainder of the sales are handled through regional distributors in the United States, Europe, Canada, and the Pacific Rim. Sales of Contourkore to customers outside the United States are handled through a wholly-owned Foreign Sales Corporation.

         In 1997, approximately 32% of all the shrimp production was sold to the U.S. market through food brokers; the balance was sold to the European market.

Competitive Conditions

         As part of their overall business, other companies, with aggregate facilities and financial resources substantially greater than those of the Company, manufacture and sell various natural and synthetic products for nearly all the purposes for which balsa, foam and mat products are sold by the Company. Some of these competitive products are produced and sold at a lower price than the Company's products, and sales of these competing products are substantially greater than the Company's sales of core materials.

      In North America and Europe the Company also directly competes with companies, some with greater resources than the Company, that manufacture and sell balsa and foam products at prices which may be lower than those offered by the Company.

         The Company's shrimp business competes against many larger companies which produce shrimp through similar methods in addition to fishing for shrimp in the traditional method of trawling.

Material Customer

         No customer accounted for more than 10% of revenues in 1997 and 1996. In 1995 the Company had sales to one customer in excess of 10%.

Backlog

         As of December 31, 1997 and 1996, the Company had a backlog of orders believed to be firm in the total amounts of $8,367,000 and $7,465,000, respectively. The 1997 backlog is reasonably expected to be filled within the current fiscal year.

Sources and Availability of Raw Materials

         The Company acquires, partly from its own plantations and partly from others, substantially all of its balsa wood from western and coastal Ecuador, accessible by roads so that the balsa lumber can be transported by truck to its sawmills. The Company considers the timber presently standing in this area, combined with its planned plantation expansion program, to be ample to supply all the Company's requirements in the foreseeable future. The Company also receives small quantities of balsa from other Latin American countries. The Company has experienced no difficulties in purchasing its foam and mat materials and anticipates that the manufacturers will be able to produce adequate quantities to meet demand. The resins, fiberglass and other materials used in the Company's manufacturing processes are available from numerous commercial sources. To date the Company has experienced no difficulty in obtaining such materials needed for its operations.

         The Company owns and operates two shrimp farms and a shrimp hatchery in Ecuador for the production of a steady and plentiful supply of shrimp. The hatchery supplies substantially all the larvae required by the Company's ponds. The Company also owns a shrimp packing plant in Ecuador, thereby achieving complete vertical integration of the shrimp business.

Patents, Trademarks and Licenses

         The Company features its registered trademark "Belcobalsa(R)" for lumber, dimension stock, and bonded panels and blocks, "Contourkore(R)", "LamPrep(R)" and "AL-600/10(R)" for the flexible wood block mat, "Durakore(R)", a balsa hardwood composite, "D100(R)" for end-grain panels and "Decolite(R)" a balsa composite panel used as an alternative to plywood, and low-density laminate bulkers, marketed as "BaltekMat(R)".

         The Company also features "Airlite(TM)", a cross-linked PVC foam, "AIREX(R)"(registered trademark of Alusuisse Airex AG), a linear foam and "Firet Coremat(R)", also a low-density laminate bulker.

Estimated Research Costs

         The Company has incurred approximately $331,000 during 1997 for research and development, compared to expenditures of $350,000 in 1996 and $415,000 in 1995. All expenditures are related to the core materials segment. The Company continues to actively explore possible new applications of its core materials and new processes to improve the manufacturing of those products.

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

Employees

         The Company has approximately 1,138 employees in Ecuador, 131 in the United States and 10 in Europe, aggregating 1,279 employees.

Seasonality

         The Company's business is not seasonal.

Classes of Products

         The following table sets forth the amount and percentage of net sales represented by each of the Company's product classes in the three years ended December 31, 1997 (dollars in thousands):

         Year             Core Materials         Shrimp                Total
         ----             --------------         ------                -----
         1995               $36,420             $ 9,364              $45,784
                                 80%                 20%                 100%
         1996               $38,630             $ 9,736              $48,366
                                 80%                 20%                 100%
         1997               $44,004             $12,136              $56,140
                                 78%                 22%                 100%

Segment Information

         The Company is engaged in two lines of business, that of manufacturing and supplying products which are used principally as the core material in various industries, and in the aquaculture business, namely, shrimp farming in Ecuador.

         Reference is made to the information set forth in Note 11 to the Notes to Consolidated Financial Statements, Part II, Item 8 hereof, with respect to assets and operating results for different business segments.

Foreign Operations

         The Company, through its Ecuadorian subsidiaries, owns and operates five woodworking plants and approximately 14,727 acres of forest land in Ecuador. In addition, the Company owns and operates two shrimp farms on approximately 2,500 acres, a shrimp hatchery and a shrimp packing plant.

         At the Company's woodworking plants, rough balsa lumber is received from plantations or independent loggers and then processed into finished lumber and other manufactured products.

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

Item 2.           PROPERTIES

         The Company owns or leases the properties indicated in the following table:

Property and Location                                                                                  Status
---------------------                                                                                  ------
One-story  concrete  and  steel  building  containing  the  Company's  principal offices,  manufacturing  plant and warehouse space,  85,000 square feet on 4-1/2
acres (Northvale, New Jersey).                                                                         Leased

Approximately  54,000 square feet of warehouse space in two buildings  (Norwood,
NJ).                                                                                                   Leased

Woodworking  plant  housed  in  several  wood,  concrete  and  steel  buildings,
approximately 180,000 square feet (Guayaquil, Ecuador).                                                Owned

Woodworking  plant  housed  in  several  wood,  concrete  and  steel  buildings,
approximately 30,000 square feet on 7 acres of land (Guayaquil, Ecuador).                              Owned

14,727 acres of timberland in Ecuador.                                                                 Owned

2,000 acres of land for shrimp  farming in Ecuador,  including 10 wood buildings
and one concrete building totaling approximately 11,000 square feet.                                   Owned

444 acres of land for shrimp farming in Ecuador,  including 4 concrete buildings
and 4 wood buildings totaling approximately 4,357 square feet.                                         Leased

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

Woodworking  plant housed in four  concrete and steel  buildings,  62,000 square
feet on approximately 7 acres of land (Manta, Ecuador).                                                Owned

Woodworking  plant  housed  in  one  wood  building,  26,000  square  feet  on d
approximately 8 acres of land (Quevedo, Ecuador)                                                       Owned

Maintenance  facilities for the Balsa Raw Material  Department in a concrete and
wood building, 16,875 square feet (Quevedo, Ecuador).                                                  Owned

Office space in concrete building, 8,489 square feet (Guayaquil,                                       Owned
Ecuador)

Office space in concrete building, 1,000 square feet (Croydon, U.K.).                                  Leased

Office space in stone and wood building, 2,000 square feet (Paris,                                     Leased
France).


All of the above properties except the shrimp farming land, hatchery and packing plant are used in the core materials business.

         The lease of the property at Northvale, New Jersey, continues until February 28, 2002, at an average annual rental of approximately $469,000. The warehouse space in Norwood, New Jersey continues until September 1, 2002 at an average rental of approximately $283,000. The lease of the Company's office space in Paris continues until March 31, 1998 at an annual rental equivalent to approximately $27,000. The lease of the Company's office in Croydon, U.K.
runs until December 25, 2008 at an annual rental of approximately $14,000.

         All of the Company's properties, plants and equipment are considered to be presently sufficient for their respective purposes.

Item 3.           LEGAL PROCEEDINGS

         Not applicable.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no submission of matters to a vote of security holders during the fourth quarter of 1997.

                                     PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the Symbol: BTEK. The following is the range of high and low prices for the last two years.

                          1997                             1996
                   -----------------               ------------------

                    HIGH         LOW                 HIGH        LOW
1st Quarter        $8.13       $6.75               $11.25       $8.25
2nd Quarter         7.88        6.25                11.13        8.63
3rd Quarter         9.75        7.50                 9.50        7.63
4th Quarter        10.25        7.25                 8.00        6.50

         The Company had approximately 174 stockholders of record as of March 2, 1998.

         No cash dividends were paid during the past two years.

Item 6.           SELECTED FINANCIAL DATA

(Dollars in thousands except per share amounts)
YEARS ENDED DECEMBER 31,

                               1997           1996           1995           1994           1993
                            ----------     ----------     ----------     ----------     ----------
Net sales .............     $   56,140     $   48,366     $   45,784     $   40,130     $   32,270

Net income ............          1,841            450          1,962          1,212            113

Basic earnings per
  common share ........            .73            .18            .78            .48            .04

Total assets ..........         41,756         39,315         38,816         34,541         33,385

Long-term
  obligations .........          3,015          1,957          1,993          2,170          2,379

Cash dividends declared
  per common share ....           --             --             --             --             --

Average shares
  Outstanding .........      2,523,261      2,523,261      2,523,261      2,523,261      2,523,261


Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital ratio (current assets divided by current liabilities) increased in 1997 to 2.84:1 from 2.56:1 in 1996 and 2.50:1 in 1995.

         Cash was provided and used in varying amounts during the three-year period, principally as a result of changes in the elements of current assets and current liabilities and in the amount of cash provided by net income. Inventories increased in all three years due to new products, particularly foam products in 1997 and 1996, and buildup for anticipated increases in sales.

         Cash used in investing activities for the three-year period was due to increased investments in balsa plantations, replacement of old equipment, structural improvements of the shrimp ponds and purchase of new equipment required for the manufacture of the Company's new products. The Company has no material commitments for capital expenditures.

         In 1996, the Company borrowed $400,000 in the form of a five-year term loan to finance equipment purchases. The Company may continue to seek financing for significant capital expenditures in the future. The Company's working capital borrowings decreased in 1997 and 1996 due to improved cash flow from operations. The working capital debt increased in 1995 due to working capital and investment requirements.

         The Company had unused lines of credit of approximately $3.0 million with a domestic bank, approximately $1.7 million with Ecuadorian banks and approximately $0.7 million with European banks for working capital purposes and lines of credit totaling $1.5 million for equipment purchases. The Company expects that future operations and its unused lines of credit will provide sufficient resources to support its planned expansion and maintain its favorable liquid position.

Year 2000
         The Company began  implementation of a new Enterprise Resource Planning
(ERP) computer system in 1997. The implementation costs incurred in 1997, which are included in S,G&A, accounted for a small amount of the dollar increase in 1997 as compared to 1996. The ERP system is Year 2000 compliant. The implementation is expected to be completed in 1998; the Company therefore does not anticipate any material Year 2000 compliance costs. The Company is not yet able to estimate the status of Year 2000 compliance with respect to customers and suppliers; based on a preliminary review, management does not expect that noncompliance by customers and suppliers will have a material adverse effect on the future consolidated results of operations of the Company. The Company will utilize internal and external resources to ensure compliance of the customers and suppliers with respect to the Year 2000 issue.

RESULT OF OPERATIONS FOR THE YEARS
ENDED DECEMBER 31, 1997, 1996 AND 1995

         Total sales increased 16%, 6% and 14% in 1997, 1996 and 1995, respectively. The gains in all three years were due to increased core materials sales together with substantial increases in shrimp sales.

         Core material sales were  $44,004,000,  $38,630,000  and $36,420,000 in
1997, 1996 and 1995, respectively. The robust economy in 1997 resulted in strong demand in all industries that use core materials, including the largest customer group: the boating industry. The boating industry represents approximately 40% of the Company's core material sales. Many of the Company's end user markets, including boating, are highly cyclical. Demand within those industries is dependent upon, among other factors, inflation, interest rates and consumer confidence. Fluctuating interest rates and other changes in economic conditions make it difficult to forecast short or long range trends. Increases in core material sales in 1997 and 1996 are also attributable to sales of foam products which were introduced in 1996. A portion of the increase in 1997 compared to 1996 was attributable to increased pricing and, to a lesser extent, volume increases.

         Shrimp sales were $12,136,000,  $9,736,000 and $9,364,000 in 1997, 1996 and 1995, respectively. The increases in all three years were the result of increased yield at the Company's shrimp farm and increased worldwide prices in 1997 and 1995. The increase in 1997 is also attributable to a higher volume of shrimp which was purchased from outside suppliers, then processed and sold by the Company.

         The gross margin increased in 1997 after decreasing in 1996 from the 1995 amount. In 1997, the margins for the Company's core products improved compared to 1996. This was primarily due to improved pricing especially during the second half of the year. Additionally, the results for 1996 were negatively affected by start-up expenses of the new foam product line, competitive pricing pressure on the Company's Balsa and Foam products and inflationary pressures on costs at the Company's facilities in Ecuador. The gross margin from shrimp sales decreased in 1997 compared to 1996 and in 1996 compared to 1995. The decrease in 1997 is attributable to a higher volume of shrimp purchased from outside suppliers, which have lower margins than shrimp grown at the Company's own farms. The decrease in 1996 is due to significantly lower worldwide prices.

         Selling, general and administrative expenses as a percentage of sales declined in 1997 and 1996. The decline in both years was due primarily to a better absorption of fixed expenses, primarily general and administrative expenses, as a result of increased sales.

         Sales and expenses were affected in all three years by the different exchange rates applied in translating the books of accounts of the Company's foreign subsidiaries.

         Interest expense increased all three years. During 1997, the Company began borrowing in Ecuador in local currency (sucre) denominated loans as a natural hedge of the net investment in Ecuador. Although these loans bear higher interest rates than U.S. dollar loans, the Company expects to partially offset these higher interest rates with gains resulting from the expected devaluation of the sucre. This practice increased interest expense in 1997 and reduced the Company's foreign exchange losses. The Company's interest rate on U.S. loans decreased in 1997 and its average borrowings were also lower in 1997 after increasing in 1996. The level of borrowing in all years is related to the Company's working capital needs and cash flow generated from operations.

         Translation losses varied greatly during the three-year period. Translation losses are mainly caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when translating foreign currency balance sheets into U.S. dollars. The Company utilizes foreign exchange contracts to hedge certain inventory purchases and may also employ certain strategies whose objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. The Company has not and does not intend to enter into foreign currency transactions for speculative purposes. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange rates.

         The effective income tax rate amounted to 28% in 1997, 31% in 1996 and 21% in 1995. Reconciliation of the effective rate with the U.S. statutory rate is detailed in Note 8 to the Notes to Consolidated Financial Statements.

New Accounting Pronouncements
         In June 1997, the Financial Accounting Standards Board Issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both standards for the Company are effective beginning in 1998. The Company is currently evaluating the impact of these new standards on its financial statements.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The   consolidated   financial   statements  of  the   registrant   and
subsidiaries, and supplemental schedule are annexed hereto and made part hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Omitted from this Report since a definitive Proxy Statement, pursuant to Regulation 14A containing the required information, will be filed with the Commission not later than 120 days after the close of registrant's fiscal year.

Item 11.          EXECUTIVE COMPENSATION

         Omitted from this Report since a definitive Proxy Statement, pursuant to Regulation 14A containing the required information, will be filed with the Commission not later than 120 days after the close of registrant's fiscal year.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         Omitted from this Report since a definitive Proxy Statement, pursuant to Regulation 14A containing the required information, will be filed with the Commission not later than 120 days after the close of registrant's fiscal year.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Inapplicable.

                                     PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

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

                    (b)                Reports on Form 8-K

                                       No reports on form 8-K were filed by or
                                       on behalf of the registrant for the
                                       quarter ended December 31, 1997, the
                                       last quarter in the period covered by
                                       this Annual Report on Form 10-K.

                    (c)                       List of Exhibits

               Exhibit No.            Item                           Filing
               -----------            ----                           ------

                    3         Articles of Incorporation (Bylaws)  Pre-Filed

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



                                                    BALTEK CORPORATION
                                                       Registrant



                                                By  /s/ Jacques Kohn
                                                        ------------
                                                        Jacques Kohn,
                                                        President
                                                        Director



                                                By  /s/ Ronald Tassello
                                                        ---------------
                                                        Ronald Tassello,
                                                        Controller (Principal
                                                        Financial Officer and
                                                        Principal Accounting
                                                        Officer)

Dated:  March 18, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

By  /s/ Jacques Kohn                           By  /s/ Benson J. Zeikowitz
    ----------------                               -----------------------
     Jacques Kohn,                                  Benson J. Zeikowitz
     Director                                       Director

By  /s/ Margot Kohn
    ---------------
     Margot Kohn,
     Director

By  /s/ Henri-Armand Kohn
    ---------------------
     Henri-Armand Kohn,
     Director

By   -------------
     Theodore Ness,
     Director


Dated March 18, 1998

                       BALTEK CORPORATION AND SUBSIDIARIES









       CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                      AS OF DECEMBER 31, 1997 AND 1996 AND
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997








                       PREPARED FOR FILING AS PART OF THE
                            ANNUAL REPORT (FORM 10-K)
                    TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                   **********

BALTEK CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
  FINANCIAL STATEMENT SCHEDULE
PREPARED FOR FILING AS PART OF THE ANNUAL REPORT
  (FORM 10-K) TO THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                                        Page

INDEPENDENT AUDITORS' REPORT                                              1

   Consolidated Balance Sheets as of December 31, 1997 and 1996           2

   Consolidated Statements of Income for Each of the Three Years
     in the Period Ended December 31, 1997                                3

   Consolidated Statements of Stockholders' Equity
     for Each of the Three Years in the Period Ended December 31, 1997    4

   Consolidated Statements of Cash Flows for Each of the Three Years
     in the Period Ended December 31, 1997                                5

   Notes to Consolidated Financial Statements for Each of the Three
     Years in the Period Ended December 31, 1997                        6-16

FINANCIAL STATEMENT SCHEDULE AS OF AND FOR EACH OF
   THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997:

   II - Valuation and Qualifying Accounts                                17


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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Baltek Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Baltek Corporation and subsidiaries (the "Corporation") as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Baltek Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP
Parsippany, New Jersey

March 18, 1998

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
----------------------------------------------------------------------------------------------

ASSETS                                                                1997            1996
CURRENT ASSETS:
  Cash and cash equivalents .................................     $ 1,177,003     $ 1,114,659
  Accounts receivable (less allowance for doubtful
    accounts - 1997, $72,963; 1996, $62,611) ................       5,102,719       4,820,544
  Inventories (Note 3) ......................................      14,599,348      13,713,660
  Prepaid expenses ..........................................         298,398         308,850
  Other .....................................................       1,325,572       1,487,121
                                                                  -----------     -----------

           Total current assets .............................      22,503,040      21,444,834

PROPERTY, PLANT AND EQUIPMENT - Net (Notes 4 and 10) ........      11,737,754      10,759,258

TIMBER AND TIMBERLANDS (Note 5) .............................       7,021,392       6,445,828

OTHER ASSETS ................................................         493,371         665,495
                                                                  -----------     -----------
TOTAL ASSETS ................................................     $41,755,557     $39,315,415
                                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Note 6) ....................................     $ 1,550,000     $ 3,600,000
  Accounts payable ..........................................       3,071,482       2,860,363
  Income taxes payable ......................................          56,712            --
  Accrued salaries, wages and bonuses payable ...............       1,040,388         596,139
  Accrued expenses and other liabilities ....................         908,581         911,243
  Current portion of long-term debt (Note 7) ................         964,354         108,922
  Current portion of obligation under capital lease (Note 10)         336,791         294,784
                                                                  -----------     -----------

           Total current liabilities ........................       7,928,308       8,371,451

OBLIGATION UNDER CAPITAL LEASE (Note 10) ....................       1,343,199       1,679,985

LONG-TERM DEBT (Note 7) .....................................       1,671,647         276,620

UNION EMPLOYEE TERMINATION BENEFITS (Note 9) ................         290,763         306,367
                                                                  -----------     -----------
           Total liabilities ................................      11,233,917      10,634,423
                                                                  -----------     -----------

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
----------------------------------------------------------------------------------------------

                                                                      1997            1996
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par; 5,000,000 shares
    authorized and unissued .................................            --              --
  Common stock, $1.00 par; 10,000,000 shares authorized,
    2,523,261 shares issued and outstanding .................       2,523,261       2,523,261
  Additional paid-in capital ................................       2,157,492       2,157,492
  Retained earnings .........................................      25,840,887      24,000,239
                                                                  -----------     -----------
           Total stockholders' equity .......................      30,521,640      28,680,992
                                                                  -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................     $41,755,557     $39,315,415
                                                                  ===========     ===========

See  notes  to  consolidated   financial statements.


BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
-------------------------------------------------------------------------------------------
                                                1997              1996             1995
NET SALES ............................     $ 56,140,303      $ 48,366,127      $ 45,783,629

COST OF PRODUCTS SOLD ................       42,322,546        36,986,131        32,759,376

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES ............       10,422,947         9,617,327         9,743,221
                                           ------------      ------------      ------------

           Operating income ..........        3,394,810         1,762,669         3,281,032
                                           ------------      ------------      ------------

OTHER INCOME (EXPENSES):
  Interest expense (Notes 6, 7 and 10)         (759,791)         (602,254)         (530,231)
  Foreign exchange loss ..............          (84,470)         (514,035)         (307,716)
  Interest income ....................            3,630             5,064            36,669
  Other, net .........................            1,707             2,513            10,969
                                           ------------      ------------      ------------

           Total .....................         (838,924)       (1,108,712)         (790,309)
                                           ------------      ------------      ------------

INCOME BEFORE INCOME TAXES ...........        2,555,886           653,957         2,490,723

INCOME TAX PROVISION (Note 8) ........          715,238           204,014           528,470
                                           ------------      ------------      ------------

NET INCOME ...........................     $  1,840,648      $    449,943      $  1,962,253
                                           ============      ============      ============

BASIC EARNINGS PER COMMON SHARE ......     $       0.73      $       0.18      $       0.78
                                           ============      ============      ============


                See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------


                                                                     Additional
                                    Common Stock,       Paid-in       Retained
                                       $1 Par           Capital       Earnings
                                     -----------     -----------     -----------

BALANCE, JANUARY 1, 1995 .......     $ 2,523,261     $ 2,157,492     $21,588,043

  Net income - 1995 ............            --              --         1,962,253
                                     -----------     -----------     -----------
BALANCE, DECEMBER 31, 1995 .....       2,523,261       2,157,492      23,550,296

  Net income - 1996 ............            --              --           449,943
                                     -----------     -----------     -----------

BALANCE, DECEMBER 31, 1996 .....       2,523,261       2,157,492      24,000,239

  Net income - 1997 ............            --              --         1,840,648
                                     -----------     -----------     -----------

BALANCE, DECEMBER 31, 1997 .....     $ 2,523,261     $ 2,157,492     $25,840,887
                                     ===========     ===========     ===========

See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------
                                                                       1997             1996             1995
                                                                   -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................................     $ 1,840,648      $   449,943      $ 1,962,253
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization ............................       2,324,482        2,330,124        1,905,415
    Foreign exchange loss ....................................          84,470          514,035          307,716
    Deferred taxes ...........................................         (59,268)          (8,399)         (68,107)
    Changes in assets  and  liabilities,
       net  of  the  effect  of  foreign
       currency translation and acquisition:
        Accounts receivable ..................................        (555,485)         572,203         (432,057)
        Income tax payable/receivable ........................         128,788          (46,121)        (702,623)
        Inventories ..........................................        (831,826)        (838,457)      (3,471,987)
        Prepaid expenses and other current assets ............         207,047         (122,416)        (124,577)
        Other assets .........................................         183,756           12,705          (12,050)
        Accounts payable and accrued expenses ................         626,215          661,564          324,813
        Other ................................................         (17,290)           1,329          100,011
                                                                   -----------      -----------      -----------
           Net cash provided by (used in) operating activities       3,931,537        3,526,510         (211,193)
                                                                   -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net acquisitions of property, plant and equipment ..........      (1,680,905)      (1,245,208)      (1,626,255)
  Increase in timber and timberlands .........................      (1,338,327)        (811,893)      (1,205,006)
  Acquisition of shrimp farm-net of cash acquired ............         (67,854)            --               --
                                                                   -----------      -----------      -----------
           Net cash used in investing activities .............      (3,087,086)      (2,057,101)      (2,831,261)
                                                                   -----------      -----------      -----------

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997 (continued)
------------------------------------------------------------------------------------------------------------------
                                                                       1997             1996             1995
                                                                   -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in notes payable .......................      (2,050,000)        (824,911)       2,691,892
  Borrowings of long-term debt ...............................       2,527,995          400,000             --
  Payments of long-term debt .................................        (535,269)         (95,658)         (23,863)
  Principal payments under capital lease .....................        (294,779)        (188,064)        (174,517)
                                                                   -----------      -----------      -----------
           Net cash (used in) provided by financing activities        (352,053)        (708,633)       2,493,512

EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................        (430,054)        (487,173)        (306,217)
                                                                   -----------      -----------      -----------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS ..................................          62,344          273,603         (855,159)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR ..........................................       1,114,659          841,056        1,696,215
                                                                   -----------      -----------      -----------
CASH AND CASH EQUIVALENTS,
  END OF YEAR ................................................     $ 1,177,003      $ 1,114,659      $   841,056
                                                                   ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest .................................................     $   471,557      $   448,863      $   268,808
                                                                   ===========      ===========      ===========

    Income taxes .............................................     $   683,636      $   256,379      $ 1,388,134
                                                                   ===========      ===========      ===========

See notes to financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------

1.    NATURE OF OPERATIONS

      Baltek Corporation and subsidiaries (the "Company") is a multinational manufacturing and marketing company. The Company operates in two lines of business: supplying core materials, principally balsa wood and balsa wood products, linear and cross-linked PVC Foam and non-woven polyester mat to various composite industries; and farming and processing shrimp. Approximately 80% of Baltek's revenues are derived from its core materials segment and 20% from the shrimp segment.

      The principal market for the Company's core materials is in the United States, while the shrimp market is divided between the United States and Europe.

      The balsa and shrimp products are produced in Ecuador, South America. The supply of raw materials has been without interruption for over 50 years. The balsa and shrimp identifiable assets located at various facilities in Ecuador are included in the Company's consolidated balance sheet and total approximately $23 million at December 31, 1997. Foam and mat products are purchased from outside vendors; the foam products are further processed by the Company for sale to customers.

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

      Property - Property, plant and equipment is stated at cost. Depreciation is provided for depreciable assets over their estimated useful lives using various accepted depreciation methods. The asset under capital lease and leasehold improvements are amortized over their estimated useful lives, or the life of the lease, whichever is shorter.

      Income Taxes - Taxes on current income are provided by the Company and each subsidiary as prescribed by local tax laws. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

      Timber and Timberlands - Timberlands are carried at cost. Timber-deferred cultivation costs represent the cost of preparing, clearing and seeding the Company's balsa wood plantations. Amortization of deferred cultivation costs is based on units of production. Timber carrying costs, which include the regular maintenance and overseeing of timberlands, are expensed as incurred.

      Foreign Currency Translation - The financial statements of the Company's foreign subsidiaries are remeasured into U.S. dollars, the Company's functional currency.

      Foreign Currency Risk Management - The Company uses forward foreign currency exchange contracts to reduce currency exchange rate risk on firm commitment purchases denominated in foreign currencies. Gains or losses resulting from these contracts are deferred and are included in the purchase price of the materials. The maximum term of these contracts is less than one year. The Company does not intend to enter into derivative financial instruments for trading purposes.

      Common Stock - Holders of the Company's Common Stock have full voting, dividend and liquidation preferences in the Company.

      Concentrations of Credit Risk - Baltek's core material products, as well as shrimp products, are sold to a number of markets, including boating, transportation, military, hobby, and the retail food industry. Baltek's products are sold throughout the United States, Canada, Europe, Japan and Australia to approximately 1,600 ultimate users. Credit risk related to Baltek's trade receivables is limited due to the large number of customers in differing industries and geographic areas.

      Research and Development - Research and development costs are charged to expense as incurred. Research and development expenditures charged to operations were approximately $331,000, $350,000 and $415,000 in 1997, 1996 and 1995, respectively.

      Basic Earnings per Common Share - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This standard revises the methodology for computing earnings per common share and requires the reporting of two earnings per share figures: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. The weighted-average number of common shares outstanding for all periods presented is 2,523,261. The Company does not have any potentially dilutive common shares; therefore, the reporting of diluted earnings per share is not applicable. This new standard did not have a material effect on prior year amounts disclosed herein.

      Use of Estimates - The Company's financial statements include the use of estimates and assumptions which have been developed by management based on available facts and information. Actual results could differ from those estimates.

      Reclassifications - Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

3.    INVENTORIES

      Inventories of the core materials and shrimp segments are summarized as follows:

                                        1997            1996
                                    -----------     -----------
                Raw materials .     $ 5,288,736     $ 4,718,296
                Work-in-process       4,300,532       4,250,538
                Finished goods        5,010,080       4,744,826
                                    -----------     -----------
                Inventories ...     $14,599,348     $13,713,660
                                    ===========     ===========

      Included in the above amounts are inventories relating to the Company's shrimp operations of $1,657,960 and $1,159,914 at December 31, 1997 and 1996, respectively.

4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment is comprised of the following:

                                                      Estimated
                                                    Useful Lives       1997            1996
                                                    ------------       ----            ----
Land .........................................                     $   125,311     $   125,311
Shrimp properties ............................      5-20 years      16,332,199      14,745,215
Buildings and improvements ...................        20 years       1,572,708       1,334,589
Machinery and equipment ......................      5-10 years       9,782,483       9,146,164
Leasehold improvements .......................                         835,867         793,956
Assets under capital lease ...................                       2,498,719       2,498,719
Construction-in-progress .....................                          93,527         173,954

Total ........................................                      31,240,814      28,817,908

Less accumulated depreciation and amortization                      19,503,060      18,058,650
                                                                   -----------     -----------
Property, plant and equipment - net ..........                     $11,737,754     $10,759,258
                                                                   ===========     ===========

      On October 1, 1997, the Company acquired a 444-acre shrimp farm in Ecuador for approximately $436,000, including liabilities assumed. The acquisition was accounted for as a purchase with the purchase price being allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition. The results of operations of the acquired farm are included in the statement of income from the date of acquisition. Due to the immateriality of the acquisition, pro-forma information is not presented herein.

      Shrimp properties consist principally of shrimp ponds, a hatchery and a packing plant. Accumulated amortization related to the asset under capital lease at December 31, 1997 and 1996 was $1,457,603 and $1,207,727,
      respectively.

5.    TIMBER AND TIMBERLANDS

      Timber and Timberlands are comprised of the following:

                                                1997           1996
                                              ----------     ----------

        Timberlands .....................     $3,311,782     $2,839,820
        Timber-deferred cultivation costs      3,709,610      3,606,008
                                              ----------     ----------
        Timber and Timberlands ..........     $7,021,392     $6,445,828
                                              ==========     ==========

6.    NOTES PAYABLE

      Notes payable under various agreements consist of the following:

                                                                    1997           1996
                                                                 ----------     ----------

U.S. Bank loan, with interest at prime less 1/2% in 1997 and prime in 1996 (8% and 8.25% at 1997 and 1996,
  respectively) ............................................     $1,550,000     $2,150,000

Ecuadorian bank loans, payable in U.S. dollars, due within
  one year from the origination date, with interest rates
  between  8% and 9% .......................................           --        1,450,000
                                                                 ----------     ----------
Notes payable ..............................................     $1,550,000     $3,600,000
                                                                 ==========     ==========

      The U.S. Bank loan represents borrowings under an unsecured revolving line of credit with a domestic bank. The maximum credit limit under the line is $4,600,000, with interest at the bank's prime rate less 1/2%. This line of credit, which is renewable annually, expires on May 31, 1998. The Company was in compliance with all related loan covenants at December 31, 1997.

      The credit facilities discussed above do not require compensating balances or the payment of commitment fees. The weighted average interest rate on borrowings outstanding at December 31, 1997 and 1996 was 8.0% and 8.5%, respectively.

      The Company also has lines of credit with two banks for equipment financing totalling $1,500,000. One of the lines, in the amount of $1,000,000, expires June 1, 1998 and contains affirmative covenants and a negative covenant related to net worth. No amounts were outstanding at December 31, 1997 related to these lines.

7.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                  1997             1996
                                                              -----------      -----------
Equipment loan, payable in equal monthly
  principal installments of $6,667 through
  January 2001, plus interest at prime ..................     $   253,333      $   333,333
  (8.5% and 8.25% at 1997 and 1996, respectively)

Ecuadorian bank loans payable in sucres, bearing interest       2,300,925             --
  rates between 31.3% and 35.0%

Other notes, with interest rates between
  4.4% and 6.0%, due at various dates through 2001 ......          81,743           52,209
                                                              -----------      -----------
                                                                2,636,001          385,542
Less current portion ....................................        (964,354)        (108,922)
                                                              -----------      -----------

Long-term debt ..........................................     $ 1,671,647      $   276,620
                                                              ===========      ===========

      The equipment loan payable is secured by certain machinery and equipment at the Company's Northvale, New Jersey facilities.

      At December 31, 1997, the Company had a line of credit available under Ecuadorian borrowing arrangements amounting to approximately $4,000,000, of which approximately $1,700,000 was unused. Included in the outstanding line of credit are sucre denominated unsecured 90 day bank loans and a term loan. The bank loans contain renewable terms every 90 days and only require payment of 10% of the original principal loan amount at the end of each term. The Company intends to pay only the required minimum principal payments in accordance with the renewal terms. The portion not due within one year has been classified as long term. The Company also has an unsecured Ecuadorian term loan, which requires principal and interest payments of approximately $245,000 every six months commencing March 1998, with a final payment due in September 2000.

      Additionally, the Company has unused lines of credit under European borrowing arrangements amounting to approximately $700,000.

      The aggregate maturities of long-term debt at December 31, 1997 are as follows:

                      1999                                    $ 1,024,961
                      2000                                        623,244
                      2001                                         23,442
                                                              -----------
                                                              $ 1,671,647
                                                              ===========

8.    INCOME TAXES

      Income (loss) before income taxes is comprised of:

                             1997           1996            1995
                          ----------     ----------      ----------
             Domestic     $1,752,410     $  989,628      $1,717,492
             Foreign         803,476       (335,671)        773,231
                          ----------     ----------      ----------

             Total ..     $2,555,886     $  653,957      $2,490,723
                          ==========     ==========      ==========

      The provision (benefit) for income taxes consists of the following:

                             1997           1996           1995
                           ---------      ---------      ---------
            Federal:
              Current      $ 665,893      $ 171,716      $ 519,517
              Deferred       (59,268)        (8,399)       (68,107)
            State ....        99,724         33,081         87,885
            Foreign ..         8,889          7,616        (10,825)
                           ---------      ---------      ---------

            Total ....     $ 715,238      $ 204,014      $ 528,470
                           =========      =========      =========

      The reconciliation between the Company's effective tax rate and the statutory Federal tax rate is as follows:

                                                         1997       1996       1995
                                                          ----       ----       ----
Statutory Federal tax rate ........................       35.0%      35.0%      35.0%
Increase (decrease) in taxes resulting from:
Foreign income - effect of rates
  differing from statutory rates, effect
  of nontaxable exchange gains and losses,
  and foreign losses producing no current benefit .       (9.6)      11.4      (11.8)
Refunds and reversal of current valuation allowance       (0.7)     (17.6)      (6.4)
State taxes, net of Federal income
  tax benefit .....................................        2.5        3.3        2.3
Other - net .......................................        0.8       (0.9)       2.1
                                                          ----      -----      -----
Effective tax rate ................................       28.0%      31.2%      21.2%
                                                          ====       ====       ====

      In 1997, the Company utilized foreign tax loss carryforwards, for which a full valuation allowance had been recorded in prior years. In 1996, the Company included the income from the reversal of a current valuation allowance in the tax provision. In 1995, the Company utilized foreign tax credit carryforwards of $140,000, for which a full valuation allowance had been recorded in prior years.

      As a result of various incentives provided by the Ecuadorian government, the effective foreign tax rate is lower than the U.S. Federal statutory tax rate.

      Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      1997           1996
                                                   ---------      ---------
    Current assets (liabilities):
      Inventory capitalization ...............     $  96,349      $  91,727
      Unexpired insurance ....................       (76,995)       (86,626)
      Reserve amounts not currently deductible        39,156          3,456
      Other - net ............................        24,881         (1,188)
                                                   ---------      ---------
    Total current asset, net .................     $  83,391      $   7,369
                                                   =========      =========

    Noncurrent assets:
      Capital lease ..........................       210,245        226,999
      Foreign tax loss carryforwards .........         3,027         67,352
    Less valuation allowance .................        (3,027)       (67,352)
                                                   ---------      ---------
    Total noncurrent asset, net ..............     $ 210,245      $ 226,999
                                                   =========      =========

      As of December 31, 1997 and 1996, the Company had a full valuation allowance recorded against its foreign tax loss carryforwards related to certain European locations. Management believes that it is more likely than not that the remaining carryforwards will expire unutilized.

      The total current and noncurrent amounts presented above are included in other assets (current and noncurrent) in the consolidated balance sheet.

      The Company has not accrued federal income taxes on the equity in the undistributed earnings of its foreign subsidiaries, which amounted to approximately $6,682,000 at December 31, 1997, because such earnings are permanently reinvested. It is not practicable to estimate the tax liability that might arise if these earnings were remitted.

9.    EMPLOYEE BENEFIT PLANS

      The Company has a profit-sharing plan under which an annual contribution may be paid from accumulated profits at the discretion of the Board of Directors for the benefit of eligible employees upon their retirement. Contributions to this plan by the Company amounted to approximately $313,000, $180,000 and $327,000 in 1997, 1996 and 1995, respectively.
      Additionally, the plan allows for all participants to defer between 2 percent and 10 percent of salary. Amounts deferred are paid to the trustee of the plan. The plan does not provide for matching Company contributions.

      Certain employees of the Company's Ecuadorian subsidiary companies are covered by termination and retirement plans incorporated under statutory requirements of labor laws and collective bargaining agreements. Included in the accompanying consolidated balance sheets are union employee termination benefits which approximate unpaid vested benefits under such plans. The amount of benefits to be received by an employee is established by the collective bargaining agreements and is based on length of service and compensation. Provisions of approximately $75,000, $64,000 and $111,000 were charged to income during 1997, 1996 and 1995, respectively.

      The Company participates in a multiemployer pension plan for the union employees at the Northvale, New Jersey facility. Provisions of approximately $139,000, $112,000 and $101,000 were charged to income during 1997, 1996 and 1995, respectively.

10.   LEASES

      The Company leases its office space and plant facilities in Northvale, New Jersey under a long-term capital lease agreement which expires in 2002. The lease provides that the Company pay all real estate taxes, maintenance and insurance relating to the facilities.

      The Company also leases warehouse space under a five-year lease agreement which expires in 2002. The lease requires that the Company pay real estate taxes and certain maintenance and insurance costs related to the facility. The Company also leases warehouse space under a month-to-month lease.

      Rent expense under operating leases relates principally to warehouse space and office buildings and amounted to $204,000, $122,000 and $53,000 in 1997, 1996 and 1995, respectively.

      Future minimum lease payment obligations, as of December 31, 1997, for the capital lease described above, as well as operating leases, are summarized below. The operating leases are for space at the Company's offices in England and France and warehouse space in New Jersey.

                                                  Capital          Operating
Year                                               Lease             Leases
----                                               -----             ------
1998                                           $   448,565       $   229,373
1999                                               466,365           207,655
2000                                               469,926           207,655
2001                                               487,726           207,655
2002                                                81,886           143,129
Remainder                                               -             84,462
                                               -----------       -----------
Minimum lease payments                           1,954,468       $ 1,079,929
                                                                 ===========
Less amounts representing interest                (274,478)
                                               -----------
Capital lease obligation                       $ 1,679,990
                                               ===========

11.   SEGMENT INFORMATION

      The Company and its subsidiaries operate primarily in two segments, as a manufacturer and supplier of core materials to various composite industries, and in the shrimp farming business. Information about the Company's operations by segment is as follows:

                                                  (In Thousands)
                                         1997          1996          1995
                                       --------      --------      --------
   Sales to unaffiliated customers

   Core materials segment ........     $ 44,004      $ 38,630      $ 36,420
   Shrimp segment ................       12,136         9,736         9,364
                                       --------      --------      --------
   Total sales ...................     $ 56,140      $ 48,366      $ 45,784
                                       ========      ========      ========

   Operating income

   Core materials segment ........     $  3,905      $  2,383      $  2,776
   Shrimp segment ................        1,380           999         2,327
   General corporate expenses ....       (1,890)       (1,619)       (1,822)
                                       --------      --------      --------
   Total operating income ........     $  3,395      $  1,763      $  3,281
                                       ========      ========      ========

                                                                 (In Thousands)
                                                        1997          1996          1995
                                                     --------      --------      --------
Income before income taxes

Core materials segment .........................     $  3,688      $  1,947      $  2,608
Shrimp segment .................................        1,512           921         2,187
General corporate expenses .....................       (1,890)       (1,619)       (1,822)
                                                     --------      --------      --------
Operating income after foreign exchange loss ...        3,310         1,249         2,973
Interest expense ...............................         (760)         (602)         (530)
Other income - net .............................            6             7            48
                                                     --------      --------      --------
Income before income taxes .....................     $  2,556      $    654      $  2,491
                                                     ========      ========      ========
Identifiable assets

Core materials segment .........................     $ 31,388      $ 30,318      $ 29,647
Shrimp segment .................................       10,368         8,997         9,170
                                                     --------      --------      --------
Total identifiable assets ......................     $ 41,756      $ 39,315      $ 38,817
                                                     ========      ========      ========
Capital expenditures, net, including timberlands
  and capital leases

Core materials segment .........................     $  2,305      $  1,524      $  2,169
Shrimp segment .................................          737           579           694
                                                     --------      --------      --------
Total capital expenditures .....................     $  3,042      $  2,103      $  2,863
                                                     ========      ========      ========
Depreciation expense

Core materials segment .........................     $    882      $    851      $    778
Shrimp segment .................................          680           760           736
                                                     --------      --------      --------
Total depreciation expense .....................     $  1,562      $  1,611      $  1,514
                                                     ========      ========      ========

      Information pertaining to the Company's operations in different geographic areas is as follows:

                                                     (In Thousands)
                                              1997        1996        1995
                                            -------     -------     -------
     Sales to unaffiliated customers

     United States - domestic .........     $38,835     $33,473     $32,453
     United States - export ...........      11,642       8,856       7,534
     Ecuador ..........................         116         123          87
     Europe ...........................       5,547       5,914       5,710
                                            -------     -------     -------
     Total sales ......................     $56,140     $48,366     $45,784
                                            =======     =======     =======

     Transfers between geographic areas

     United States ....................     $ 2,264     $ 2,248     $ 2,167
     Ecuador ..........................      21,506      18,083      17,781
                                            -------     -------     -------
     Total transfers ..................     $23,770     $20,331     $19,948
                                            =======     =======     =======

                                                (In Thousands)
       Operating income ........         1997         1996          1995
       United States ...........     $  2,658     $  1,762      $  2,422
       Ecuador .................          499          107         1,055
       Europe ..................          238         (106)         (196)
                                     --------     --------      --------
       Total operating income ..     $  3,395     $  1,763      $  3,281
                                     ========     ========      ========

       Identfiable assets

       United States ...........     $ 15,458     $ 14,264      $ 12,576
       Ecuador .................       22,672       21,543        22,732
       Europe ..................        3,626        3,508         3,509
                                     --------     --------      --------
       Total identifiable assets     $ 41,756     $ 39,315      $ 38,817
                                     ========     ========      ========


      Transfers between geographic areas are at prices which permit the recovery of manufacturing costs and a reasonable operating profit. The majority of export sales from the Company's United States operations were to unaffiliated customers in Europe.

      No customer accounted for more than 10% of revenues in 1997 and 1996. Sales to one customer from the core materials segment amounted to approximately 13% of total revenues in 1995.

12.   FINANCIAL INSTRUMENTS

      The table below presents the carrying values and estimated fair values for the Company's financial instruments. Estimated fair values were determined based on the terms of the various instruments.

                                           1997                                 1996
                                               Estimated Fair                          Estimated Fair
                            Carrying Value         Value         Carrying Value             Value
                            --------------         -----         --------------             -----
Cash and cash equivalents     $1,177,003        $1,177,003        $1,114,659            $1,114,659
Notes payable ...........      1,550,000         1,550,000         3,600,000             3,600,000
Long term debt ..........      2,636,001         2,636,001           385,542               385,542

      The carrying amount of the notes payable approximates their fair value based on the short term nature and the terms of the loans.

      The carrying amount of the long term debt approximates their fair value since a majority of the amounts contain 90 day renewal clauses.

      At December 31, 1997, the Company held forward foreign currency exchange contracts for the purchase of French francs with a notional amount of approximately $341,000 and maturity dates ranging from March 31, 1998 through September 30, 1998. Firm commitments exist which correlate to the maturity dates of the forward exchange contracts. The amount of deferred gains and losses at year-end are not material. At December 31, 1996, no forward exchange contracts were outstanding.

13.   NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board Issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both standards for the Company are effective beginning in 1998. The Company is currently evaluating the impact of these new standards on its consolidated financial statements.



                                     ******


                                                                     Schedule II

BALTEK CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997



                                                    Additions
                                     Balance at     Charged to                   Balance
                                     Beginning       Costs and                    at End
Description                           of Year        Expenses       Deductions    of Year
-----------                           -------        --------       ----------    -------

YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful
  accounts receivable               $ 62,611         $ 30,127        $ 19,775    $ 72,963



YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful
  accounts receivable               $ 92,759         $ 70,380        $100,528    $ 62,611

YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful
  accounts receivable               $ 75,985         $ 97,176        $ 80,402    $ 92,759


See notes to consolidated financial statements.