Form 10-Q
period 1998-03-31
BALTEK CORP
filed 1998-05-13
CIK 9442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------

                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998

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

         Common share of stock outstanding as of May 6, 1998: 2,523,261 shares

BALTEK CORPORATION

TABLE OF CONTENTS



PART I FINANCIAL INFORMATION:

   ITEM 1.  FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997

     Consolidated  Statements  of Income  and  Retained  Earnings  for the Three
        Months Ended March 31, 1998 and 1997

     Consolidated  Statements of Cash Flows for the Three Months Ended March 31,
        1998 and 1997

     Notes to Consolidated Financial Statements

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II OTHER INFORMATION:

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                                                              March 31,    December 31,
ASSETS                                                                          1998           1997
                                                                           -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents ..........................................     $ 1,399,686     $ 1,177,003
  Accounts receivable, net ...........................................       6,941,184       5,102,719
  Inventories ........................................................      13,864,850      14,599,348
  Prepaid expenses ...................................................         265,995         298,398
  Other ..............................................................       1,455,325       1,325,572
                                                                           -----------     -----------
           Total current assets ......................................      23,927,040      22,503,040

PROPERTY, PLANT AND EQUIPMENT, Net ...................................      12,001,660      11,737,754

TIMBER AND TIMBERLANDS ...............................................       7,264,440       7,021,392

OTHER ASSETS .........................................................         475,491         493,371
                                                                           -----------     -----------
           Total assets ..............................................     $43,668,631     $41,755,557
                                                                           ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable ......................................................     $ 3,661,875     $ 1,550,000
  Accounts payable ...................................................       2,989,339       3,071,482
  Income taxes payable ...............................................         241,499          56,712
  Accrued salaries, wages and bonuses payable ........................         490,915       1,040,388
  Accrued expenses and other liabilities .............................       1,136,112         908,581
  Current portion of long-term debt ..................................         835,836         964,354
  Current portion of obligation under capital lease ..................         344,936         336,791
                                                                           -----------     -----------
           Total current liabilities .................................       9,700,512       7,928,308

OBLIGATION UNDER CAPITAL LEASE .......................................       1,250,859       1,343,199

LONG-TERM DEBT .......................................................       1,411,834       1,671,647

UNION EMPLOYEE TERMINATION BENEFITS ..................................         289,279         290,763
                                                                           -----------     -----------
           Total liabilities .........................................      12,652,484      11,233,917
                                                                           -----------     -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par; 5,000,000 shares authorized and unissued            --              --
  Common stock, $1.00 par; 10,000,000 shares authorized,
    2,523,261 shares issued and outstanding ..........................       2,523,261       2,523,261
  Additional paid-in capital .........................................       2,157,492       2,157,492
  Retained earnings ..................................................      26,335,394      25,840,887
                                                                           -----------     -----------
           Total stockholders' equity ................................      31,016,147      30,521,640
                                                                           -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................     $43,668,631     $41,755,557
                                                                           ===========     ===========

See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)


                                                          Three Months
                                                         Ended March 31,
                                                     1998               1997
                                                ------------       ------------
NET SALES ................................      $ 15,814,171       $ 13,266,647

COST OF PRODUCTS SOLD ....................        12,213,694         10,226,738

SELLING , GENERAL AND
  ADMINISTRATIVE EXPENSES ................         2,722,875          2,503,861
                                                ------------       ------------

            Operating income .............           877,602            536,048
                                                ------------       ------------

OTHER INCOME (EXPENSE):
   Interest expense ......................          (299,581)          (133,344)
   Foreign exchange gain (loss) ..........           126,410            (85,793)
   Other, net ............................             1,377                274
                                                ------------       ------------

            Total ........................          (171,794)          (218,863)
                                                ------------       ------------

INCOME BEFORE INCOME TAXES ...............           705,808            317,185

INCOME TAX PROVISION .....................           211,301             88,298
                                                ------------       ------------

NET INCOME ...............................           494,507            228,887

RETAINED EARNINGS, BEGINNING OF PERIOD ...        25,840,887         24,000,239
                                                ------------       ------------

RETAINED EARNINGS, END OF PERIOD .........      $ 26,335,394       $ 24,229,126
                                                ============       ============

AVERAGE SHARES OUTSTANDING ...............         2,523,261          2,523,261
                                                ============       ============

BASIC EARNINGS PER COMMON SHARE ..........      $       0.20       $       0.09
                                                ============       ============

See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           Three Months
                                                                          Ended March 31,
                                                                        1998             1997
                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................................     $   494,507      $   228,887
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization ............................         527,378          569,966
    Foreign exchange (gain) loss .............................        (126,410)          85,793
    Deferred taxes ...........................................           8,106            4,190
    Changes in asset and  liabilities,  net of the effect of
      foreign  currency translation:
        Accounts receivable ..................................      (1,843,789)        (849,170)
        Income taxes payable .................................         187,412          105,030
        Inventories ..........................................         734,498        1,395,470
        Prepaid expenses and other current assets ............        (113,551)        (145,736)
        Other assets .........................................           9,785            4,036
        Accounts payable and accrued expenses ................        (389,443)        (821,140)
        Other ................................................          (1,586)          13,321
                                                                   -----------      -----------
           Net cash (used in) provided by operating activities        (513,093)         590,647
                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net acquisitions of property, plant and equipment ..........        (698,341)        (172,152)
  Increase in timber and timberlands .........................        (335,991)        (233,102)
                                                                   -----------      -----------
           Net cash used in investing activities .............      (1,034,332)        (405,254)
                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable ..................................       2,111,254          150,000
  Payments of long-term debt .................................        (410,787)         (72,209)
  Principal payments under capital lease .....................         (84,195)         (73,694)
                                                                   -----------      -----------
           Net cash provided by financing activities .........       1,616,272            4,097
                                                                   -----------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................         153,836          (66,705)
                                                                   -----------      -----------

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           Three Months
                                                                          Ended March 31,
                                                                        1998             1997
                                                                   -----------      -----------
NET INCREASE  IN
  CASH AND CASH EQUIVALENTS ..................................         222,683          122,785

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD ........................................       1,177,003        1,114,659
                                                                   -----------      -----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD ..............................................     $ 1,399,686      $ 1,237,444
                                                                   ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest .................................................     $   181,657      $   115,703
                                                                   ===========      ===========
    Income taxes .............................................     $    29,586      $     1,353
                                                                   ===========      ===========

See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.    BASIS OF PRESENTATION

      The information included in the accompanying interim financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K.


2.    INVENTORIES

      Inventories are summarized as follows:


                                      March 31,     December 31,
                                        1998            1997
                                   -----------     -----------

                Raw materials       $ 4,736,987     $ 5,288,736
                Work-in-process       4,789,807       4,300,532
                Finished goods        4,338,056       5,010,080
                                    -----------     -----------

                                    $13,864,850     $14,599,348
                                    ===========     ===========



                                * * * * * * * *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

      The Company's working capital ratio of 2.47:1 at March 31, 1998, decreased from the ratio of 2.84:1 at December 31, 1997 due primarily to increases in notes payable which was used to finance increases in working capital needs. Unused lines of bank credit and the Company's working capital are considered by management to be sufficient to support operations and fixed asset acquisitions for the immediate future.

Results of Operations

         Total sales increased 19% during the three-month period ended March 31, 1998 as compared to the same period in 1997. The increase was due to improved core materials sales together with substantial increases in shrimp sales.

         Core material sales were $12,388,000 and $10,669,000 for the three months ended March 31, 1998 and 1997, respectively. The continued robust economy has resulted in strong demand in all industries that use core materials, including the largest customer group: the boating industry. Many of the Company's end user markets, including boating, are highly cyclical. Demand within those industries is dependent upon, among other factors, inflation, interest rates and consumer confidence. Fluctuating interest rates and other changes in economic conditions make it difficult to forecast short or long range trends. Increases in core material sales in 1998 are also attributable to sales of foam products that were introduced in 1996. A portion of the increase in 1998 compared to 1997 was attributable to improved pricing and, to a lesser extent, volume increases.

         Shrimp sales were $3,426,000 and $2,598,000 for the three months ended March 31, 1998 and 1997, respectively. The increase is due to higher volume of shrimp shipped; the average selling price was slightly lower at March 31, 1998 compared to March 31, 1997.

         The gross margin for the three months ended March 31, 1998 and 1997 was 22.8% and 22.9% respectively. The margins for the Company's core products improved in 1998, primarily due to improved pricing. Additionally, margins during the first quarter in 1997 were negatively affected by competitive pricing pressure on the Company's balsa and foam products. The gross margin from shrimp sales decreased in 1998 compared to 1997. The decrease is attributable to a higher volume of shrimp purchased from outside suppliers, which have lower margins than shrimp grown at the Company's own farms, and to a small extent, slightly lower worldwide prices.

         Selling, general and administrative expenses as a percentage of sales declined in the first quarter of 1998 as compared to 1997. The decline was due primarily to a better absorption of fixed expenses, primarily general and administrative expenses, as a result of increased sales.

         Interest expense increased in the first quarter of 1998 as compared to 1997. In the first quarter of 1998 the Company continued to borrow money for working capital purposes in Ecuador in local currency (sucre) denominated loans as a natural hedge of the net investment in Ecuador. Although these loans bear higher interest rates than U.S. dollar loans, the Company expects to partially offset these higher interest rates with gains resulting from the expected devaluation of the sucre. This practice increased interest expense in 1998 as compared to 1997 and created a foreign exchange gain. The Company's interest rate on U.S. loans was lower in 1998 and its average borrowings were slightly lower in the first quarter of 1998 as compared to 1997. The level of borrowing in all periods is related to the Company's working capital needs and cash flows generated from operations.

         The Company had a foreign exchange gain of $126,000 for the period ended March 31, 1998 as compared to a loss of $86,000 for the comparable 1997 period. In March 1998, the Ecuadorian government weakened its currency's trading band against the dollar by 7%, effectively devaluing the local currency by a similar amount. Translation gains and losses are mainly caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when translating foreign currency balance sheets into U.S. dollars. The Company utilizes foreign exchange contracts to hedge certain inventory purchases and may also employ certain strategies whose objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. The Company has not and does not intend to enter into foreign currency transactions for speculative purposes. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange rates.

The provision for income taxes was at the rate of 30% and 28% of pre-tax earnings for the quarters ended March 31, 1998 and 1997 respectively.

The foregoing discussion and analysis contains forward-looking statements regarding the Company. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, economic conditions in the United States, Europe and Ecuador that affect relative interest rates, foreign exchange rates and other costs and prices related to the Company's business.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(A)       Exhibits:

          11. An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

          27.   Financial Data Schedule.

(B) Reports on Form 8-K:

          No report has been filed during the three months ended March 31, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        BALTEK CORPORATION
                                                        (Registrant)


Date:  May 6, 1998                                      /s/Jacques Kohn
                                                        ---------------
                                                        Jacques Kohn
                                                        President



Date:  May 6, 1998                                      /s/Ronald Tassello
                                                        ------------------
                                                        Ronald Tassello
                                                        Chief Financial Officer