Form 10-Q
period 1998-06-30
BALTEK CORP
filed 1998-08-06
CIK 9442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------

                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

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

       Indicated by check mark whether the registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

       Common shares of stock outstanding as of August 7, 1998: 2,523,261 shares

BALTEK CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------




PART I  FINANCIAL INFORMATION:

   ITEM 1.  FINANCIAL STATEMENTS:

        Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997

        Consolidated Statements of Income and Retained Earnings for the Three and Six Months Ended June 30, 1998 and 1997

        Consolidated  Statements of Cash Flows for the Six Months Ended June 30,
            1998 and 1997

        Notes to Consolidated Financial Statements

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION:

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-------------------------------------------------------------------------------------------------------
                                                                              June 30,     December 31,
ASSETS                                                                         1998           1997
                                                                           -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents ..........................................     $ 1,481,022     $ 1,177,003
  Accounts receivable, net ...........................................       6,508,259       5,102,719
  Inventories ........................................................      12,683,150      14,599,348
  Prepaid expenses ...................................................         317,311         298,398
  Other ..............................................................       1,330,009       1,325,572
                                                                           -----------     -----------

           Total current assets ......................................      22,319,751      22,503,040

PROPERTY, PLANT AND EQUIPMENT, Net ...................................      12,513,747      11,737,754

TIMBER AND TIMBERLANDS ...............................................       7,582,523       7,021,392

OTHER ASSETS .........................................................         468,983         493,371
                                                                           -----------     -----------

           Total assets ..............................................     $42,885,004     $41,755,557
                                                                           ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable ......................................................     $ 1,859,925     $ 1,550,000
  Accounts payable ...................................................       3,053,808       3,071,482
  Income tax payable .................................................         336,917          56,712
  Accrued salaries, wages and bonuses payable ........................         825,213       1,040,388
  Accrued expenses and other liabilities .............................       1,171,056         908,581
  Current portion of long-term debt ..................................         777,025         964,354
  Current portion of obligation under capital lease ..................         356,852         336,791
                                                                           -----------     -----------

           Total current liabilities .................................       8,380,796       7,928,308

OBLIGATION UNDER CAPITAL LEASE .......................................       1,154,748       1,343,199

LONG-TERM DEBT .......................................................       1,297,956       1,671,647

UNION EMPLOYEE TERMINATION BENEFITS ..................................         293,518         290,763
                                                                           -----------     -----------

           Total liabilities .........................................      11,127,018      11,233,917
                                                                           -----------     -----------

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (CONTINUED)
-------------------------------------------------------------------------------------------------------
                                                                              June 30,     December 31,
                                                                               1998           1997
                                                                           -----------     -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par; 5,000,000 shares authorized and unissued            --              --
  Common stock, $1.00 par; 10,000,000 shares authorized,
    2,523,261 shares issued and outstanding ..........................       2,523,261       2,523,261
  Additional paid-in capital .........................................       2,157,492       2,157,492
  Retained earnings ..................................................      27,077,233      25,840,887
                                                                           -----------     -----------

           Total stockholders' equity ................................      31,757,986      30,521,640
                                                                           -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................     $42,885,004     $41,755,557
                                                                           ===========     ===========

See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)
------------------------------------------------------------------------------------------------------
                                             Three Months                          Six Months
                                             Ended June 30,                      Ended June 30,
                                    ------------------------------      ------------------------------
                                        1998               1997              1998              1997
NET SALES .....................     $ 17,901,712      $ 14,393,076      $ 33,715,883      $ 27,659,723

COST OF PRODUCTS SOLD .........       13,331,822        10,974,853        25,545,516        21,201,591

SELLING , GENERAL AND
  ADMINISTRATIVE EXPENSES .....        3,167,176         2,703,467         5,890,051         5,207,328
                                    ------------      ------------      ------------      ------------

            Operating income ..        1,402,714           714,756         2,280,316         1,250,804
                                    ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
   Interest expense ...........         (392,654)         (167,378)         (692,235)         (300,722)
   Foreign exchange gain (loss)           50,150           (64,194)          176,560          (149,987)
   Other , net ................            1,012               761             2,389             1,035
                                    ------------      ------------      ------------      ------------

            Total .............         (341,492)         (230,811)         (513,286)         (449,674)
                                    ------------      ------------      ------------      ------------


INCOME BEFORE INCOME TAXES ....        1,061,222           483,945         1,767,030           801,130

INCOME TAX PROVISION ..........          319,383           136,330           530,684           224,628
                                    ------------      ------------      ------------      ------------

NET INCOME ....................          741,839           347,615         1,236,346           576,502

RETAINED EARNINGS,
  BEGINNING OF PERIOD .........       26,335,394        24,229,126        25,840,887        24,000,239
                                    ------------      ------------      ------------      ------------

RETAINED EARNINGS,
  END OF PERIOD ...............     $ 27,077,233      $ 24,576,741      $ 27,077,233      $ 24,576,741
                                    ============      ============      ============      ============

AVERAGE SHARES OUTSTANDING ....        2,523,261         2,523,261         2,523,261         2,523,261
                                    ============      ============      ============      ============

BASIC EARNINGS
   PER COMMON SHARE ...........     $       0.29      $       0.14      $       0.49      $       0.23
                                    ============      ============      ============      ============

See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
----------------------------------------------------------------------------------------------
                                                                            Six Months
                                                                          Ended June 30,
                                                                       1998             1997
                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................     $ 1,236,346      $   576,502
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ...........................       1,119,299        1,082,874
    Foreign exchange (gain)loss .............................        (176,560)         149,987
    Deferred taxes ..........................................          16,212            8,378
    Changes in assets and  liabilities,  net of the  effect of foreign  currency
     translation:
        Accounts receivable .................................      (1,405,653)        (461,250)
        Income taxes ........................................         314,450          132,570
        Inventories .........................................       1,916,198          962,959
        Prepaid expenses and other current assets ...........         (80,172)        (222,374)
        Other assets ........................................           8,173           19,464
        Accounts payable and accrued expenses ...............          28,524         (332,173)
        Other ...............................................           2,943           22,645
                                                                  -----------      -----------

           Net cash provided by operating activities ........       2,979,760        1,939,582
                                                                  -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net acquisitions of property, plant and equipment .........      (1,672,297)        (611,132)
  Increase in timber and timberlands ........................        (784,126)        (507,347)
                                                                  -----------      -----------

           Net cash used in investing activities ............      (2,456,423)      (1,118,479)
                                                                  -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable ......................         310,015         (621,991)
  Borrowings of long-term debt ..............................         580,157        1,072,495
  Payments of long-term debt ................................      (1,173,741)      (1,126,981)
  Principal payments under capital lease ....................        (168,390)        (147,389)
                                                                  -----------      -----------

           Net cash used in  financing activities ...........        (451,959)        (823,866)
                                                                  -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .....................         232,641         (188,344)
                                                                  -----------      -----------

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(CONTINUED)
----------------------------------------------------------------------------------------------
                                                                            Six Months
                                                                          Ended June 30,
                                                                       1998             1997
                                                                  -----------      -----------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS .................................         304,019         (191,107)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD .......................................       1,177,003        1,114,659
                                                                  -----------      -----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD .............................................     $ 1,481,022      $   923,552
                                                                  ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ................................................     $   506,038      $   177,670
                                                                  ===========      ===========

    Income taxes ............................................     $   176,044      $   123,536
                                                                  ===========      ===========

BALTEK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


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


2.    INVENTORIES

      Inventories are summarized as follows:

                                      June 30,      December 31,
                                        1998            1997

                Raw materials       $ 4,891,869     $ 5,288,736
                Work-in-process       3,847,609       4,300,532
                Finished goods        3,943,672       5,010,080
                                    -----------     -----------

                                    $12,683,150     $14,599,348
                                    ===========     ===========

3     NOTES PAYABLE

      The Company's current domestic credit facilty, which by its original terms expired on May 31, 1998, has been extended until August 31, 1998. The Company is currently discussing the terms of a new facilty with its domestic bank and expects that the new line will be continued at substantially the same terms as the expiring facility.


                                     ******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Company's working capital ratio of 2.66:1 at June 30, 1998, decreased from the ratio of 2.84:1 at December 31, 1997 due primarily to fluctuations in accounts receivable, notes payable and inventories. Unused lines of bank credit and the Company's working capital are considered by management to be sufficient to support operations and fixed asset acquisitions for the immediate future.

Results of Operations

         Total sales increased 24% and 22% during the three and six-month periods ended June 30, 1998 as compared to the same periods in 1997. The increase was due to improved core materials sales together with substantial increases in shrimp sales.

         Core material sales were $14,106,000 and $11,376,000 for the three months ended June 30, 1998 and 1997, respectively, and $26,493,000 and $22,045,000 for the six months ended June 30, 1998 and 1997, respectively. The continued robust economy has resulted in strong demand in all industries that use core materials, including the largest customer group: the boating industry. Many of the Company's end user markets, including boating, are highly cyclical. Demand within those industries is dependent upon, among other factors, inflation, interest rates and consumer confidence. Fluctuating interest rates and other changes in economic conditions make it difficult to forecast short or long range trends. Increases in core material sales in 1998 are also attributable to sales of foam products that were introduced in 1996. The increase in core material sales in 1998 compared to 1997 was attributable to improved pricing and volume increases.

         Shrimp sales were $3,798,000 and $3,017,000 for the three months ended June 30, 1998 and 1997, respectively, and $7,224,000 and $5,615,000 for the six months ended June 30, 1998 and 1997, respectively. The increase is due to higher volume of shrimp shipped; the average selling price for the six month period was slightly lower at June 30, 1998 compared to June 30, 1997.

         The gross margin improved for the three and six months ended June 30, 1998 compared to the same periods in 1997. The margins for the Company's core products improved in 1998, primarily due to improved pricing. Additionally, margins during the six months in 1997 were negatively affected by competitive pricing pressure on the Company's balsa and foam products. The gross margin from shrimp sales decreased in 1998 compared to 1997. The decrease is attributable to a higher volume of shrimp purchased from outside suppliers, which have lower margins than shrimp grown at the Company's own farms, and to a small extent, slightly lower worldwide prices.

         Selling, general and administrative expenses as a percentage of sales declined in the first six months of 1998 as compared to 1997. The decline was due primarily to a better absorption of certain fixed expenses, as a result of increased sales, partially offset by increases required in certain areas as a result of the Company's growth.

         Interest expense increased in 1998 as compared to 1997. In 1998 the Company continued to borrow money for working capital purposes in Ecuador in local currency (sucre) denominated loans as a natural hedge of the net investment in Ecuador. Although these loans bear higher interest rates than U.S. dollar loans, the Company expects to partially offset these higher interest rates with gains resulting from the expected devaluation of the sucre. This practice increased interest expense in 1998 as compared to 1997 and created a foreign exchange gain. The Company's interest rate on U.S. loans was lower in 1998 and its average borrowings were slightly lower in 1998 as compared to 1997. The level of borrowing in all periods is related to the Company's working capital needs and cash flows generated from operations.

         The Company had a foreign exchange gain of $177,000 for the six month period ended June 30, 1998 as compared to a loss of $150,000 for the comparable 1997 period. In March 1998, the Ecuadorian government weakened its currency's trading band against the dollar by 7%, effectively devaluing the local currency by a similar amount. Translation gains and losses are mainly caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when translating foreign currency balance sheets into U.S. dollars. The Company utilizes foreign exchange contracts to hedge certain inventory purchases and may also employ certain strategies whose objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. The Company has not and does not intend to enter into foreign currency transactions for speculative purposes. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange rates.

      The provision for income taxes was at the rate of 30% and 28% of pre-tax earnings for the three and six month periods ended June 30, 1998 and 1997, respectively.

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

PART II.  OTHER INFORMATION

Item 4.           Submission of Matters to a vote of Security Holders

            On May 28,1998 the Company conducted its annual meeting of shareholders. Of the 2,523,261 shares of the Company's common stock entitled to vote at the meeting, 2,268,296 shares were present at the meeting in person or by proxy.

            The seven people designated by the Company's board of directors as nominees for director were elected, with voting as follows:



                Nominee                      Votes For            Votes Withheld
                -------                      ---------            --------------
             Jacques Kohn                    2,264,484                3,812
             Jean Kohn                       2,264,284                4,012
             Henri-Armand Kohn               2,264,284                4,012
             Margot W. Kohn                  2,263,584                4,712
             William F. Nicklin              2,264,884                3,412
             Bernard J. Wald                 2,263,709                4,587
             Benson J. Zeikowitz             2,264,384                3,912

            Stockholders voted to ratify the appointment of Deloitte & Touche LLP as the independent auditors for the Company for the year ended December 31, 1998. There were 2,267,721 shares voted in favor of ratification, 575 votes against and no abstentions.

Item 6.           Exhibits and Reports on Form 8-K

(A)       Exhibits:

          11. An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

          27.   Financial Data Schedule.

(B)       Reports on Form 8-K:

          No report has been filed during the six months ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        BALTEK CORPORATION
                                                        (Registrant)


Date:  August 7, 1998                                   /s/Jacques Kohn
                                                        ---------------
                                                        Jacques Kohn
                                                        President



Date:  August 7, 1998                                   /s/Ronald Tassello
                                                        ------------------
                                                        Ronald Tassello
                                                        Chief Financial Officer
                                                        and Treasurer