Form 10-Q
period 1998-09-30
BALTEK CORP
filed 1998-11-12
CIK 9442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------

                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1998

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


(Former name, former address and formal fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No  [ ]


   Common shares of stock outstanding as of November 9, 1998: 2,523,261 shares

BALTEK CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------




PART I.  FINANCIAL INFORMATION:

     ITEM 1.  FINANCIAL STATEMENTS:

        Consolidated  Balance  Sheets as of September  30, 1998 and December 31,
           1997

        Consolidated Statements of Income and Retained Earnings for the Three and Nine Months Ended September 30, 1998 and 1997

        Consolidated  Statements  of  Cash  Flows  for  the  Nine  Months  Ended
           September 30, 1998 and 1997

        Notes to Consolidated Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION:

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

BALTEK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                           September 30,   December 31,
ASSETS                                                                         1998            1997
                                                                           -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents ..........................................     $   747,846     $ 1,177,003
  Accounts receivable, net ...........................................       7,058,853       5,102,719
  Inventories ........................................................      14,181,007      14,599,348
  Prepaid expenses ...................................................         376,169         298,398
  Other ..............................................................       1,528,044       1,325,572
                                                                           -----------     -----------

           Total current assets ......................................      23,891,919      22,503,040

PROPERTY, PLANT AND EQUIPMENT, Net ...................................      12,736,856      11,737,754

TIMBER AND TIMBERLANDS ...............................................       7,667,265       7,021,392

OTHER ASSETS .........................................................         454,595         493,371
                                                                           -----------     -----------

           Total assets ..............................................     $44,750,635     $41,755,557
                                                                           ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable ......................................................     $ 4,140,231     $ 1,550,000
  Accounts payable ...................................................       2,343,958       3,071,482
  Income tax payable .................................................         205,441          56,712
  Accrued salaries, wages and bonuses payable ........................       1,173,802       1,040,388
  Accrued expenses and other liabilities .............................       1,202,841         908,581
  Current portion of long-term debt ..................................         428,068         964,354
  Current portion of obligation under capital lease ..................         368,991         336,791
                                                                           -----------     -----------

           Total current liabilities .................................       9,863,332       7,928,308

OBLIGATION UNDER CAPITAL LEASE .......................................       1,058,414       1,343,199

LONG-TERM DEBT .......................................................         901,484       1,671,647

UNION EMPLOYEE TERMINATION BENEFITS ..................................         266,302         290,763
                                                                           -----------     -----------

           Total liabilities .........................................      12,089,532      11,233,917
                                                                           -----------     -----------

BALTEK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)(continued)

                                                                           September 30,   December 31,
                                                                               1998            1997
                                                                           -----------     -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par; 5,000,000 shares authorized and unissued             ---             ---
  Common stock, $1.00 par; 10,000,000 shares authorized,
    2,523,261 shares issued and outstanding ..........................       2,523,261       2,523,261
  Additional paid-in capital .........................................       2,157,492       2,157,492
  Retained earnings ..................................................      27,980,350      25,840,887
                                                                           -----------     -----------

           Total stockholders' equity ................................      32,661,103      30,521,640
                                                                           -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 44,750,635    $41,755,557
                                                                           ============    ===========


See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)

                                            Three Months                           Nine Months
                                          Ended September 30,                  Ended September 30,
                                    ------------------------------      ------------------------------
                                         1998              1997              1998              1997
                                    ------------      ------------      ------------      ------------
NET SALES .....................     $ 16,365,737      $ 14,048,124      $ 50,081,620      $ 41,707,847

COST OF PRODUCTS SOLD .........       12,147,085        10,690,368        37,692,601        31,891,959

SELLING , GENERAL AND
  ADMINISTRATIVE EXPENSES .....        2,783,199         2,442,727         8,673,250         7,650,055
                                    ------------      ------------      ------------      ------------

            Operating income ..        1,435,453           915,029         3,715,769         2,165,833
                                    ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
   Interest expense ...........         (470,284)         (172,027)       (1,162,519)         (472,749)
   Foreign exchange gain (loss)          322,571           (63,067)          499,131          (213,054)
   Other, net .................            1,557             2,365             3,946             3,400
                                    ------------      ------------      ------------      ------------

            Total .............         (146,156)         (232,729)         (659,442)         (682,403)
                                    ------------      ------------      ------------      ------------


INCOME BEFORE INCOME TAXES ....        1,289,297           682,300         3,056,327         1,483,430

INCOME TAX PROVISION ..........          386,180           190,159           916,864           414,787
                                    ------------      ------------      ------------      ------------

NET INCOME ....................          903,117           492,141         2,139,463         1,068,643

RETAINED EARNINGS,
  BEGINNING OF PERIOD .........       27,077,233        24,576,741        25,840,887        24,000,239
                                    ------------      ------------      ------------      ------------

RETAINED EARNINGS,
  END OF PERIOD ...............     $ 27,980,350      $ 25,068,882      $ 27,980,350      $ 25,068,882
                                    ============      ============      ============      ============

AVERAGE SHARES OUTSTANDING ....        2,523,261         2,523,261         2,523,261         2,523,261
                                    ============      ============      ============      ============

BASIC AND FULLY DILUTED
   EARNINGS PER COMMON SHARE ..     $       0.36      $       0.19      $       0.85      $       0.42
                                    ============      ============      ============      ============

See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                          Nine Months
                                                                      Ended September 30,
                                                                ----------------------------
                                                                    1998              1997
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................     $ 2,139,463      $ 1,068,643
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization .........................       1,826,509        1,955,127
    Foreign exchange (gain)loss ...........................        (499,131)         213,054
    Deferred taxes ........................................          24,318           12,566
    Changes in assets and liabilities, net of the effect of
     foreign  currency translation:
        Accounts receivable ...............................      (1,906,091)        (567,826)
        Income taxes ......................................         172,020          112,569
        Inventories .......................................         418,341          648,978
        Prepaid expenses and other current assets .........        (332,806)        (339,655)
        Other assets ......................................          14,945          151,403
        Accounts payable and accrued expenses .............        (315,409)        (567,884)
        Other .............................................         (25,227)          38,097
                                                                -----------      -----------

           Net cash provided by operating activities ......       1,516,932        2,725,072
                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net acquisitions of property, plant and equipment .......      (2,428,325)      (1,125,495)
  Increase in timber and timberlands ......................      (1,043,159)        (676,824)
                                                                -----------      -----------

           Net cash used in investing activities ..........      (3,471,484)      (1,802,319)
                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable, net ...............       2,592,581          (94,602)
  Borrowings of long-term debt ............................         559,851        1,434,377
  Payments of long-term debt ..............................      (1,904,366)      (1,519,799)
  Principal payments under capital lease ..................        (252,585)        (221,084)
                                                                -----------      -----------

           Net cash provided by (used in) financing
           activities .....................................         995,481         (401,108)
                                                                -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...................         529,914         (254,625)
                                                                -----------      -----------

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (continued)

                                                                          Nine Months
                                                                      Ended September 30,
                                                                ----------------------------
                                                                    1998              1997
                                                                -----------      -----------
NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS ...............................        (429,157)         267,020

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD .....................................       1,177,003        1,114,659
                                                                -----------      -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD ...........................................     $   747,846      $ 1,381,679
                                                                ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ..............................................     $   890,396      $   338,129
                                                                ===========      ===========


    Income taxes ..........................................     $   720,098      $   311,479
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


2.    INVENTORIES

      Inventories are summarized as follows:

                                              September 30,    December 31,
                                                  1998            1997
                                              -----------     -----------


      Raw materials ......................    $ 5,640,644     $ 5,288,736
      Work-in-process ....................      4,319,939       4,300,532
      Finished goods .....................      4,220,424       5,010,080
                                              -----------     -----------

                                              $14,181,007     $14,599,348
                                              ===========     ===========

3.    NOTES PAYABLE

      During the quarter ended September 30, 1998 the Company renewed its domestic credit facilty at substantially the same terms as the expiring facility. The line of credit, which expires on May 31, 1999, bears interest at the bank's prime rate less 3/4%. The maximum borrowing under the line is $5,000,000.

4.     NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which revised existing guidelines for financial reporting of segment information. SFAS No. 131 is required to be adopted for the year ending December 31, 1998. The Company has not determined what effect, if any, this pronouncement will have on its financial statements.

      In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative under SFAS 133 depends on the intended use of the derivative and its hedging designation. SFAS 133 is required to be adopted for the Company's year ending December 31, 2000. The Company has not yet determined the impact SFAS 133 will have on its results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

      The Company's working capital ratio of 2.42:1 at September 30, 1998, decreased from the ratio of 2.84:1 at December 31, 1997 due primarily to fluctuations in accounts receivable, notes payable and inventories. Unused lines of bank credit and the Company's working capital are considered by management to be sufficient to support operations and fixed asset acquisitions for the immediate future.

Results of Operations

         Total sales increased 16% and 20% during the three and nine-month periods ended September 30, 1998 as compared to the same periods in 1997. The increase was due to improved core materials and shrimp sales.

         Core material sales were $13,192,000 and $10,868,000 for the three months ended September 30, 1998 and 1997, respectively, and $39,685,000 and $32,913,000 for the nine months ended September 30, 1998 and 1997, respectively. The continued robust economy has resulted in strong demand in all industries that use core materials, including the largest customer group: the boating industry. Many of the Company's end user markets, including boating, are highly cyclical. Demand within those industries is dependent upon, among other factors, inflation, interest rates and consumer confidence. Fluctuating interest rates and other changes in economic conditions make it difficult to forecast short or long range trends. Increases in core material sales in 1998 are also attributable to sales of foam products that were introduced in 1996. The increase in core material sales in 1998 compared to 1997 was attributable to improved pricing and volume increases.

         Shrimp sales were $3,173,000 and $3,180,000 for the three months ended September 30, 1998 and 1997, respectively, and $10,397,000 and $8,795,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase is due to higher volume of shrimp shipped; the average selling price for the nine month periods ended September 30, 1998 and 1997 was about the same.

         The gross margin improved for the three and nine months ended September 30, 1998 compared to the same periods in 1997. The margins for the Company's core products improved in 1998, primarily due to improved pricing. Additionally, margins during the nine months in 1997 were negatively affected by competitive pricing pressure on the Company's balsa and foam products. The gross margin from shrimp sales decreased in 1998 compared to 1997. The decrease is attributable to a higher volume of shrimp purchased from outside suppliers, which have lower margins than shrimp grown at the Company's own farms.

         Selling, general and administrative expenses as a percentage of sales declined in the first nine months of 1998 as compared to 1997. The decline was due primarily to a better absorption of certain fixed expenses, as a result of increased sales, partially offset by increases required in certain areas as a result of the Company's growth.

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

         The Company had a foreign exchange gain of $499,000 for the nine month period ended September 30, 1998 as compared to a loss of $213,000 for the comparable 1997 period. In March and September of 1998, the Ecuadorian government weakened its currency's trading band against the dollar, effectively devaluing the local currency by a similar amount. Translation gains and losses are mainly caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when translating foreign currency balance sheets into U.S. dollars. The Company utilizes foreign exchange contracts to hedge certain inventory purchases and may also employ certain strategies whose objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. The Company has not and does not intend to enter into foreign currency transactions for speculative purposes. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange rates.

         The provision for income taxes was at the rate of 30% and 28% of pre-tax earnings for the three and nine-month periods ended September 30, 1998 and 1997, respectively.

Year  2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any computer programs and hardware as well as software products and certain equipment and machinery that are date sensitive may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities for both the Company and its customers who rely on its products.

         The Company has divided the Year 2000 issue into two main areas: internal information technology ("IT") and non-IT systems, including embedded technology such as microprocessors; and external agents including critical suppliers, customers and other third parties the Company utilizes for various processing functions.

         The Company is in the process of installing a new, fully integrated Enterprise Resource Planning (ERP) system purchased from a third party vendor. The ERP software is Year 2000 compliant. Implementation of mission-critical systems is expected to be completed in the first quarter of 1999; other non-critical systems are scheduled to be completed during the first and second quarters of 1999. The decision to invest in a new ERP system was driven by the need for a fully integrated management information system to support the planned growth of the Company and not specifically to address Year 2000 compliance issues. To fully utilize the capabilities of the ERP software and modernize its existing systems the Company has invested approximately $280,000 in new computer hardware and networking hardware and software in 1998. An investment of this size in hardware is not expected on an annual basis hereafter, although additional investments will be required in the future to enhance the Company's use of information technology and computer hardware.

         Efforts to implement the ERP system and address certain Year 2000 issues are being accomplished concurrently. It is not practical therefore to distinguish and estimate certain Year 2000 compliance costs, especially as they relate to the Company's information technology. Total internal and external costs in 1998 to implement the ERP system, purchase new computer hardware and upgrade its existing network is expected to be approximately $300,000. Hardware costs have been capitalized; internal costs and nearly all external costs have been expensed as incurred. Certain expenditures will be required in the future to maintain the technology base of the Company; such expenditures in the future are not expected to be material. The Company may decide to utilize additional capabilities of its ERP system and make use of other information technologies as they become available in the marketplace. These expenditures will be largely discretionary in that they are not mission-critical systems and will be evaluated using a methodology similar to that used by the Company to evaluate other capital expenditures.

         Current plans call for the ERP system to be implemented in the U.S. only, not in the Company's European or Ecuadorian subsidiaries. The Company has identified all significant IT and non-IT applications that will require modification at these locations. Completion of the modifications is expected by the end of 1998 in Ecuador and by June 1999 in Europe.

         The Company is in the process of assessing its Year 2000 exposure as it pertains to non-IT systems, including manufacturing process control and key third party relationships, such as vendors and customers. This includes the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing the Year 2000 problem. The Company also utilizes third-party vendors for processing data and payments, e.g., payroll services, 401(k) plan administration, check processing, medical benefits processing, etc. The Company has initiated communications with these vendors to determine the status of their systems. Should these vendors not be compliant in a timely manner, the Company may be required to process transactions manually or delay processing until such time as the vendors are Year 2000 compliant. The review of non-IT systems and key third party relationships is expected to be completed by the end of 1998.

Risks

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

         The future costs of the Company's Year 2000 efforts are expected to be funded through existing cash resources and future operating cash flows. The requirements for the correction of Year 2000 issues and the date on which the Company believes it will complete the Year 2000 modifications are based on management's current best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and collect all relevant computer data and similar uncertainties.

Forward Looking Statements - Cautionary Factors

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

          27.   Financial Data Schedule.

(B) Reports on Form 8-K:

          No report has been filed during the nine months ended September 30, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                BALTEK CORPORATION
                                                (Registrant)


Date:  November 9, 1998                         /s/Jacques Kohn
                                                ---------------
                                                Jacques Kohn
                                                President



Date:  November 9, 1998                         /s/Ronald Tassello
                                                ------------------
                                                Ronald Tassello
                                                Chief Financial Officer and
                                                Treasurer