Form 10-K
period 1998-12-31
BALTEK CORP
filed 1999-03-23
CIK 9442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



 For the Fiscal Year Ended                            Commission file number
     December 31, 1998                                         2-44764

                               BALTEK CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                        13-2646117
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

             10 Fairway Court
               P.O. Box 195                                    07647
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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the voting stock held by nonaffiliates on March 2, 1999 amounted to $8,052,000.

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, March 2, 1999: 2,523,261 shares, Common Stock, $1.00 par value.

       Documents incorporated by reference: Portions of the registrant's proxy statement dated April 27, 1999 for use in connection with its 1998 annual meeting of stockholders are incorporated by reference in Part II of this Annual Report on Form 10-K to the extent set forth in items 10, 11 and 12 hereof.

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

         The Company is the sole North American source and nonexclusive distributor in Central and South America of Airex(R) (a registered trademark of Alusuisse Airex AG) and Airlite(TM), structural PVC foam products. The foam is purchased from Airex for further processing in the U.S. and is sold to customers as rigid or flexible panels in various thicknesses.

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

Principal Markets and Methods of Distribution

         The Company's products are sold throughout the United States, Canada, Europe, Japan, Australia and Latin America to approximately 1,600 ultimate users. The Company's salesmen are used extensively in the sale of its products. The Company makes approximately 30% of its domestic core material product sales directly. The remainder of the sales are handled through regional distributors in the United States, Europe, Canada and the Pacific Rim. Sales of Contourkore to customers outside the United States are handled through a wholly owned Foreign Sales Corporation.

         In 1998, approximately 42% of all the shrimp production was sold to the U.S. market through food brokers; the balance was sold to the European market.

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

      In North America and Europe, the Company also directly competes with companies, some with greater resources than the Company, that manufacture and sell balsa and foam products at prices which may be lower than those offered by the Company.

         The Company's shrimp business competes against many larger companies which produce shrimp through similar methods in addition to fishing for shrimp in the traditional method of trawling.

Material Customer

         No customer accounted for more than 10% of revenues in 1998, 1997 or 1996.

Backlog

         As of December 31, 1998 and 1997, the Company had a backlog of orders believed to be firm in the amounts of $12,488,000 and $8,367,000, respectively. The 1998 backlog is reasonably expected to be filled within the current fiscal year.


Sources and Availability of Raw Materials

         The Company acquires, partly from its own plantations and partly from others, substantially all of its balsa wood from western and coastal Ecuador, accessible by roads so that the balsa lumber can be transported by truck to its sawmills. The Company considers the timber presently standing in this area, combined with its planned plantation expansion program, to be ample to supply all the Company's requirements in the foreseeable future. The Company also receives small quantities of balsa from other Latin American countries. The Company has experienced no difficulties in purchasing its foam and mat materials and anticipates that the manufacturers will be able to produce adequate quantities to meet demand. The resins, fiberglass and other materials used in the Company's manufacturing processes are available from numerous commercial sources. To date, the Company has experienced no difficulty in obtaining such materials needed for its operations.

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

Estimated Research Costs

         The Company has incurred approximately $609,000 during 1998 for research and development, compared to expenditures of $331,000 in 1997 and $350,000 in 1996. All expenditures are related to the core materials segment. The Company continues to actively explore possible new applications of its core materials and new processes to improve the manufacturing of those products.

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

Employees

       The Company has approximately 1,153 employees in Ecuador, 152 in the United States and 10 in Europe, aggregating 1,315 employees.

Seasonality

         The Company's business is not seasonal.

Classes of Products

         The following table sets forth the amount and percentage of net sales represented by each of the Company's product classes in each of the three years in the period ended December 31, 1998 (dollars in thousands):

         Year           Core Materials          Shrimp                Total
         ----           --------------          ------                -----
         1998              $53,600             $14,095              $67,695
                                79%                 21%                 100%

         1997              $44,004             $12,136              $56,140
                                78%                 22%                 100%

        1996              $38,630              $9,736              $48,366
                                80%                 20%                 100%

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

Foreign Operations

         The Company, through its Ecuadorian subsidiaries, owns and operates five woodworking plants and approximately 15,580 acres of forest land in Ecuador. In addition, the Company owns and operates two shrimp farms on approximately 2,500 acres, a shrimp hatchery and a shrimp packing plant.

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

Item 2.           PROPERTIES

The Company owns or leases the properties indicated in the following table:

              Property and Location                                  Status
              ---------------------                                  ------

One-story   concrete  and  steel  building   containing  the         Leased
Company's   principal  offices,   manufacturing   plant  and
warehouse   space,   85,000  square  feet  on  4-1/2  acres.
(Northvale, New Jersey)

Approximately  58,000  square feet of  warehouse  and office         Leased
space  in  three  buildings.  (Norwood  and  Northvale,  New
Jersey)

Woodworking plant housed in several wood, concrete and steel         Owned
buildings, approximately 180,000 square feet. (Guayaquil, Ecuador)

Woodworking plant housed in several wood, concrete and steel         Owned
buildings, approximately 30,000 square feet on 7 acres of land. (Guayaquil, Ecuador)

15,580 acres of timberland in Ecuador.                               Owned

2,000 acres of land for shrimp farming in Ecuador, including         Owned
10  wood  buildings  and   one  concrete  building  totaling
approximately 11,000 square feet.

444 acres of land for shrimp farming in Ecuador, including 4         Leased
concrete   buildings    and   4   wood   buildings  totaling
approximately 4,357 square feet.

Shrimp hatchery housed in several concrete  buildings on 3.7         Owned
acres of land. (San Pablo, Ecuador)

Shrimp  packing  plant  housed in three  concrete  and steel         Owned
buildings on 2.6 acres of land. (Duran, Ecuador)

Woodworking   plant  housed  in  four   concrete  and  steel         Owned
buildings, 165,000 square feet on approximately 28 acres of land. (Santo Domingo de los Colorados, Ecuador)

Woodworking   plant  housed  in  four   concrete  and  steel         Owned
buildings, 62,000 square feet on approximately 7 acres of land. (Manta, Ecuador)

Woodworking plant housed in one wood building, 26,000 square         Owned
feet on approximately 8 acres of land. (Quevedo, Ecuador)

Maintenance facilities for the Balsa Raw Material Department         Owned
in  a  concrete  and  wood  building,  16,875  square  feet.
(Quevedo, Ecuador)

Office  space  in  concrete  building, 8,489  square  feet.          Owned
(Guayaquil, Ecuador)

Office  space  in  concrete  building, 1,000  square  feet.          Leased
(Croydon, U.K.).

Office space in stone and wood building, 2,000 square feet.          Leased
(Paris, France)


         All of the above properties, except the shrimp farming land, hatchery and packing plant, are used in the core materials business.

         All of the Company's properties, plants and equipment are considered to be presently sufficient for their respective purposes.

Item 3.           LEGAL PROCEEDINGS

         Not applicable.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no submission of matters to a vote of security holders during the fourth quarter of 1998.

                                     PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the Symbol: BTEK. The following is the range of high and low prices for the last two years.

                        1998                             1997
                 ------------------               ------------------
                   HIGH         LOW                HIGH         LOW

1st Quarter      $10.50       $7.63               $8.13       $6.75
2nd Quarter       12.00        8.75                7.88        6.25
3rd Quarter       10.81        8.53                9.75        7.50
4th Quarter       11.75        9.75               10.25        7.25


         The Company had approximately 157 stockholders of record as of March 2, 1999.

         No cash dividends were paid during the past two years.

Item 6.           SELECTED FINANCIAL DATA

(Dollars in thousands except per share amounts)
YEARS ENDED DECEMBER 31,

                                       1998           1997           1996           1995           1994
                                    ----------     ----------     ----------     ----------     ----------


Net sales .....................     $   67,695     $   56,140     $   48,366     $   45,784     $   40,130

Net income ....................          3,259          1,841            450          1,962          1,212

Earnings per common share
                                          1.29            .73            .18            .78            .48

Total assets ..................         46,077         41,755         39,315         38,816         34,541

Long-term obligations .........          1,581          3,015          1,957          1,993          2,170

Cash dividends declared per
      common share ............           --             --             --             --             --

Average shares outstanding ....      2,523,261      2,523,261      2,523,261      2,523,261      2,523,261

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of liquidity historically have been and are expected to continue to be cash flow generated from operations and available borrowings under short-term lines of credit. In 1996, this was supplemented by a $400,000 five-year term loan used to finance equipment purchases. If the Company continues to expand at a rate similar to 1998, this is expected to require a higher level of capital expenditures than has been experienced in the past to support such growth. The Company may, accordingly, seek long-term financing for significant capital expenditures in the future.

         The Company's financial position remains strong. At December 31, 1998, the Company had working capital of $13.8 million compared to $14.6 million at December 31, 1997. Cash was provided and used in varying amounts during the two-year period, principally as a result of changes in the elements of current assets and current liabilities and in the amount of cash provided by net income. Inventories increased in both years due to new products, particularly foam products in 1997, and buildup for anticipated increases in sales.

         Cash used in investing activities for the three-year period was due to increased investments in balsa plantations, replacement of old equipment, structural improvements of the shrimp ponds and purchase of new equipment required for the manufacture of the Company's new products. The Company has no material commitments for capital expenditures.

         The Company had unused lines of credit of approximately $2.2 million with a domestic bank, approximately $1.3 million with Ecuadorian banks and approximately $0.7 million with European banks for working capital purposes. The Company expects that future operations and its unused lines of credit will provide sufficient resources to support its planned expansion and maintain its favorable liquid position.


RESULT OF OPERATIONS FOR THE YEARS
ENDED DECEMBER 31, 1998, 1997 AND 1996

         Total sales increased 21%, 16% and 6% in 1998, 1997 and 1996, respectively. The gains in all three years were due to increased core materials and shrimp sales.

         Core material sales were  $53,600,000,  $44,004,000  and $38,630,000 in
1998, 1997 and 1996, respectively. The continued robust economy has resulted in strong demand in all industries that use core materials, including the largest customer group, the boating industry. Many of the Company's end user markets, including boating, are highly cyclical. Demand within those industries is dependent upon, among other factors, inflation, interest rates and consumer confidence. Fluctuating interest rates and other changes in economic conditions make it difficult to forecast short or long range trends. Increases in core material sales in 1998 are also attributable to sales of foam products that were introduced in 1996. The increase in core material sales in 1998 compared to 1997 was attributable to improved pricing and volume.

         Shrimp sales were $14,095,000, $12,136,000 and $9,736,000 in 1998, 1997 and 1996, respectively. The increases in all three years were the result of higher volume of shrimp shipped; the average selling price decreased slightly in 1998 compared to 1997.

         The gross margin increased in 1998 and 1997. In 1998 and 1997, the margins for the Company's core products improved, primarily due to improved pricing. The gross margin from shrimp sales decreased in 1998 and 1997. The decrease in both years is attributable to a higher volume of shrimp purchased from outside suppliers, which have lower margins than shrimp grown at the Company's own farms.

         Selling, general and administrative expenses as a percentage of sales declined in 1998 and 1997. The decline in both years was due primarily to a better absorption of fixed expenses, primarily general and administrative expenses, as a result of increased sales.

         Sales and expenses were affected in all three years by the different exchange rates applied in translating the books of accounts of the Company's foreign subsidiaries.

         Interest expense increased all three years. In 1998, the Company continued to borrow money for working capital purposes in Ecuador in local currency (sucre) denominated loans as a natural hedge of the net investment in Ecuador. Although these loans bear higher interest rates than U.S. dollar loans, the Company expects to partially offset these higher interest rates with gains resulting from the expected devaluation of the sucre. This practice increased interest expense in 1998 as compared to 1997 but created a corresponding foreign exchange gain. The Company's interest rate on U.S. loans was lower in 1998 and its average borrowings were slightly higher in 1998 as compared to 1997. The level of borrowing in all periods is related to the Company's working capital needs and cash flows generated from operations.

         The Company had a foreign exchange gain of $814,000 in 1998 compared to losses of $84,000 and $514,000 in 1997 and 1996, respectively. In March and September of 1998, the Ecuadorian government weakened its currency's trading band against the dollar effectively devaluing the local currency. Translation gains and losses are mainly caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when translating foreign currency balance sheets into U.S. dollars. The Company utilizes foreign exchange contracts to hedge certain inventory purchases and may also employ certain strategies whose objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. The Company has not and does not intend to enter into foreign currency transactions for speculative purposes. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange.

         The effective income tax rate amounted to 26% in 1998, 28% in 1997 and 31% in 1996. Reconciliation of the effective rate with the U.S. statutory rate is detailed in Note 8 to the Notes to Consolidated Financial Statements.

Conversion to the Euro Currency

         On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the "Euro". Primarily through its European sales offices, the Company conducts business in member countries. The transition period for the introduction of the Euro will be between January 1, 1999 and June 30, 2002. The Company is addressing the issues involved with the introduction of the Euro, including converting information technology systems, currency risk and processing tax and accounting issues. Based upon its review to date, the Euro is not expected to have a significant impact on the Company's business operations and therefore will not have a material effect on the Company's financial condition or results of operations.


Year 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any program software and hardware, as well as certain equipment and machinery, that are date sensitive may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities for both the Company and its customers who rely on its products.

         The Company has divided the Year 2000 issue into two main areas: internal information technology ("IT") and non-IT systems, including embedded technology such as microprocessors; and external agents including critical suppliers, customers and other third parties the Company utilizes for various processing functions.

         The Company is in the process of installing a new, fully integrated Enterprise Resource Planning ("ERP") system purchased from a third party vendor. The ERP software is Year 2000 compliant. Implementation of mission-critical systems is expected to be completed in the second quarter of 1999; other non-critical systems are scheduled to be completed during the first and second quarters of 1999. The decision to invest in a new ERP system was driven by the need for a fully integrated management information system to support the planned growth of the Company and not specifically to address Year 2000 compliance issues. To fully utilize the capabilities of the ERP software and modernize its existing systems the Company has invested approximately $272,000 in new computer hardware and networking hardware and software in 1998. An investment of this size in hardware is not expected on an annual basis hereafter, although additional investments will be required in the future to enhance the Company's use of information technology and computer hardware.

         Efforts to implement the ERP system and address certain Year 2000 issues are being accomplished concurrently. It is not practical therefore to distinguish and estimate certain Year 2000 compliance costs, especially as they relate to the Company's information technology. Total internal and external costs in 1998 to implement the ERP system, purchase new computer hardware and upgrade its existing network was approximately $341,000. Additional external costs to implement the mission-critical and certain other modules are expected to be approximately $150,000 in 1999. Hardware costs have been capitalized;

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

         Current plans call for the ERP system to be implemented in the U.S. only, not in the Company's European or Ecuadorian subsidiaries. The Company has identified all significant IT and non-IT applications that will require modification at these locations. Completion of the modifications is expected by the end of March 1999 in Ecuador and by June 1999 in Europe.

         The Company is in the process of assessing its Year 2000 exposure as it pertains to non-IT systems, including manufacturing process control and key third party relationships, such as vendors and customers. This includes the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing the Year 2000 problem. The Company also utilizes third-party vendors for processing data and payments, e.g., payroll services, 401(k) plan administration, check processing, medical benefits processing, etc. The Company has initiated communications with these vendors to determine the status of their systems. Should these vendors not be compliant in a timely manner, the Company may be required to process transactions manually or delay processing until such time as the vendors are Year 2000 compliant. The review of non-IT systems and key third party relationships is expected to be completed by the end of March 1999.

         Although the Company anticipates that minimal business disruption will occur as a result of Year 2000 issues, there is no guarantee that possible "worst case" Year 2000 issues of third party vendors and suppliers would not impact the Company. To date the Company has not developed a formal contingency plan for non-compliance and will develop such plans as necessary based on information obtained from third parties, as well as the evaluation of its IT and non-IT systems.

         The future costs of the Company's Year 2000 efforts are expected to be funded through existing cash resources and future operating cash flows. The requirements for the correction of Year 2000 issues and the date on which the Company believes it will complete the Year 2000 modifications are based on management's current best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and collect all relevant computer data and similar uncertainties.

                                    * * * * *

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

Item 7a.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to various market risks, including changes in commodity prices, foreign currency fluctuations and interest rates. To manage the volatility associated with foreign currency purchases of materials created in the normal course of business, the Company enters into a limited number of derivative hedging transactions. Gains and losses related to qualifying hedges of foreign currency firm commitments are deferred and included in the basis of the underlying transactions. The deferred gains and losses on these instruments at December 31, 1998 were not material. The Company does not hold or issue derivative financial instruments for speculative purposes.

         In addition, in order to hedge currency exposures related to the net investments in foreign subsidiaries, the Company utilizes local currency and U.S. dollar denominated financing entered into by the subsidiaries. The Company manages interest rate cost relating to these financings by using variable interest rates. Although the use of variable interest rate bearing debt instruments has the potential for market risk, the Company's overall interest rate exposure as of and during the year ended December 31, 1998 would not be materially affected by a near-term change in interest rates.

         For  quantitative   disclosure   regarding  the  Company's   derivative
instruments see Note 12 to the Consolidated Financial Statements.


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

            (b)              Reports  on Form 8-K

                             No  reports  on Form 8-K were
                             filed by or on behalf of  the
                             registrant  for  the  quarter
                             ended  December 31, 1998, the
                             last  quarter  in  the period
                             covered by this Annual Report
                             on Form 10-K.

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



                                                        BALTEK CORPORATION
                                                            Registrant



                                                   By  /s/ Jacques Kohn
                                                       ----------------
                                                           Jacques Kohn,
                                                           President
                                                           Director



                                                   By  /s/ Ronald Tassello
                                                       -------------------
                                                           Ronald Tassello,
                                                           Controller (Principal
                                                           Financial Officer and
                                                           Principal Accounting
                                                           Officer)

Dated:  March 18, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

By  /s/ Jacques Kohn                               By  /s/ Benson J. Zeikowitz
    ----------------                                   -----------------------
     Jacques Kohn,                                      Benson J. Zeikowitz
     Director                                           Director

By  /s/ Margot W. Kohn                           By  /s/ William F. Nicklin
    ---------------                                    ----------------------
     Margot W. Kohn,                                     William F. Nicklin
     Director                                            Director

By  /s/ Henri-Armand Kohn
    ---------------------
     Henri-Armand Kohn,
     Director

By  /s/ Bernard J. Wald
    -------------------
     Bernard J. Wald
     Director


Dated March 18, 1999

                       BALTEK CORPORATION AND SUBSIDIARIES









       CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                      AS OF DECEMBER 31, 1998 AND 1997 AND
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998








                       PREPARED FOR FILING AS PART OF THE
                            ANNUAL REPORT (FORM 10-K)
                    TO THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                   **********

                      BALTEK CORPORATION AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE
                PREPARED FOR FILING AS PART OF THE ANNUAL REPORT
              (FORM 10-K) TO THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                                                           Page

INDEPENDENT AUDITORS' REPORT.........................................        1

   Consolidated Balance Sheets as of December 31, 1998 and 1997......        2

   Consolidated Statements of Income for Each of the Three Years
        in  the  Period  Ended  December 31, 1998.....................       3

   Consolidated Statements of Stockholders' Equity for Each of the
        Three Years in the Period Ended December 31, 1998.............       4

   Consolidated Statements of Cash Flows for Each of the Three Years
        in the Period Ended December 31, 1998.........................       5

   Notes to Consolidated Financial Statements for Each of the Three
        Years in the Period Ended December 31, 1998...................    6-16

FINANCIAL STATEMENT SCHEDULE AS OF AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998:

II - Valuation and Qualifying Accounts................................      17


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

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Baltek Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Baltek Corporation and Subsidiaries (the "Corporation") as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Baltek Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP
Parsippany, New Jersey

March 8, 1999

                               BALTEK CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands, except per share data)

                                                                               December 31,
ASSETS                                                                       1998        1997
                                                                            -------     -------
CURRENT ASSETS:
   Cash and cash equivalents ..........................................     $ 1,056     $ 1,177
   Accounts receivable (less allowance for doubtful
        accounts - 1998, $144; 1997, $73) .............................       6,942       5,103
   Inventories ........................................................      14,667      14,599
   Prepaid expenses ...................................................         425         298
   Other ..............................................................       1,148       1,326
                                                                            -------     -------

       Total current assets ...........................................      24,238      22,503

PROPERTY, PLANT AND EQUIPMENT - Net ...................................      13,114      11,738

TIMBER AND TIMBERLANDS ................................................       8,186       7,021

OTHER ASSETS ..........................................................         539         493
                                                                            -------     -------

TOTAL ASSETS ..........................................................     $46,077     $41,755
                                                                            =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable ......................................................     $ 4,681     $ 1,550
   Accounts payable ...................................................       2,438       3,071
   Income taxes payable ...............................................         216          57
   Accrued salaries, wages and bonuses payable ........................       1,440       1,040
   Accrued expenses and other liabilities .............................         876         909
   Current portion of long-term debt ..................................         449         964
   Current portion of obligation under capital lease ..................         381         337
                                                                            -------     -------

         Total current liabilities ....................................      10,481       7,928

OBLIGATION UNDER CAPITAL LEASE ........................................         961       1,343

LONG-TERM DEBT ........................................................         620       1,672

UNION EMPLOYEE TERMINATION BENEFITS ...................................         235         291
                                                                            -------     -------

           Total liabilities ..........................................      12,297      11,234
                                                                            -------     -------

                               BALTEK CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands, except per share data)

                                                                                December 31,
                                                                              1998        1997
                                                                            -------     -------
STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par; 5,000,000 shares authorized and unissued          --         --
   Common stock, $1.00 par; 10,000,000 shares authorized,
         2,523,261 shares issued and outstanding ......................       2,523       2,523
   Additional paid-in capital .........................................       2,157       2,157
   Retained earnings ..................................................      29,100      25,841
                                                                            -------     -------

          Total stockholders' equity ..................................      33,780      30,521
                                                                            -------     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................     $46,077     $41,755
                                                                            =======     =======

See notes to consolidated financial statements.

                               BALTEK CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                          (Dollars in Thousands, except per share data)


                                                             Year Ended December 31,
                                                      1998              1997              1996
                                                   --------          --------          --------
NET SALES ................................         $ 67,695          $ 56,140          $ 48,366

COST OF PRODUCTS SOLD ....................           50,607            42,322            36,986

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES ................           11,954            10,423             9,617
                                                   --------          --------          --------

           Operating income ..............            5,134             3,395             1,763
                                                   --------          --------          --------

OTHER INCOME (EXPENSES):
  Interest expense .......................           (1,554)             (760)             (602)
  Foreign exchange gain (loss) ...........              814               (84)             (514)
  Interest income ........................                4                 3                 5
  Other, net .............................                5                 2                 2
                                                   --------          --------          --------

           Total .........................             (731)             (839)           (1,109)
                                                   --------          --------          --------

INCOME BEFORE TAXES ......................            4,403             2,556               654

INCOME TAX PROVISION .....................            1,144               715               204
                                                   --------          --------          --------

NET INCOME ...............................         $  3,259          $  1,841          $    450
                                                   ========          ========          ========

EARNINGS PER COMMON SHARE ................         $   1.29          $   0.73          $   0.18
                                                   ========          ========          ========


See notes to consolidated financial statements.

                       BALTEK CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)



                                           Common       Additional
                                            Stock,        Paid-in       Retained
                                           $1 Par         Capital       Earnings
                                           -------        -------        -------
BALANCE, JANUARY 1, 1996 ..........        $ 2,523        $ 2,157        $23,550

  Net income - 1996 ...............             --             --            450
                                           -------        -------        -------

BALANCE, DECEMBER 31, 1996
                                             2,523          2,157         24,000

  Net income - 1997 ...............             --             --          1,841
                                           -------        -------        -------

BALANCE, DECEMBER 31, 1997
                                             2,523          2,157         25,841

  Net income - 1998 ...............             --             --          3,259
                                           -------        -------        -------

BALANCE, DECEMBER 31, 1998 ........        $ 2,523        $ 2,157        $29,100
                                           =======        =======        =======


See notes to consolidated financial statements.

                                 BALTEK CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Dollars in Thousands)


                                                                        Year Ended December 31,
                                                                     1998         1997         1996
                                                                   -------      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................................     $ 3,259      $ 1,841      $   450
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization ............................       2,492        2,324        2,330
    Foreign exchange (gain) loss .............................        (814)          84          514
    Deferred taxes ...........................................         (93)         (59)          (8)

    Changes in assets and  liabilities,  net of the  effect
     of foreign  currency translation and acquisition:
         Accounts receivable ..................................      (1,829)       (555)         572
         Income tax payable/receivable ........................         206         129          (46)
         Inventories ..........................................         (67)       (832)        (838)
         Prepaid expenses and other current assets ............          17         207         (122)
         Other assets .........................................          (2)        184           13
         Accounts payable and accrued expenses ................        (405)        626          662
         Other ................................................         (72)        (17)           1
                                                                   -------      -------      -------

           Net cash provided by operating activities .........       2,692        3,932        3,528
                                                                   -------      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net acquisitions of property, plant and equipment ..........      (3,296)      (1,681)      (1,245)
  Increase in timber and timberlands .........................      (1,737)      (1,338)        (812)
  Acquisition of shrimp farm-net of cash acquired ............        --            (68)          --
                                                                   -------      -------      -------

           Net cash used in investing activities .............      (5,033)      (3,087)      (2,057)
                                                                   -------      -------      -------

                                 BALTEK CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Dollars in Thousands)


                                                                        Year Ended December 31,
                                                                     1998         1997         1996
                                                                   -------      -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable .......................       1,529       (2,050)        (825)
  Borrowings of long-term debt ...............................       1,428        2,528          400
  Payments of long-term debt .................................      (1,756)        (535)         (96)
  Principal payments under capital lease .....................        (337)        (295)        (188)
                                                                   -------      -------      -------

           Net cash provided by (used in) financing activities         864         (352)        (709)
                                                                   -------      -------      -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................       1,356         (431)        (488)
                                                                   -------      -------      -------
NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS ..................................        (121)          62          274

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR ..........................................       1,177        1,115          841
                                                                   -------      -------      -------
CASH AND CASH EQUIVALENTS,
  END OF YEAR ................................................     $ 1,056      $ 1,177      $ 1,115
                                                                   =======      =======      =======
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest .................................................     $ 1,292      $   472      $   449
                                                                   =======      =======      =======

    Income taxes .............................................     $ 1,025      $   684      $   256
                                                                   =======      =======      =======

See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


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

      The balsa and shrimp products are produced in Ecuador, South America. The supply of raw materials has been without interruption for over 50 years. The balsa and shrimp identifiable assets located at various facilities in Ecuador are included in the Company's consolidated balance sheet and total approximately $25 million at December 31, 1998. Foam and mat products are purchased from outside vendors; the foam products are further processed by the Company for sale to customers.

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

      Foreign Currency Risk Management - The Company uses forward foreign currency exchange contracts to reduce currency exchange rate risk on firm commitment purchases denominated in foreign currencies. Gains or losses resulting from these contracts are deferred and are included in the purchase price of the materials. The maximum term of these contracts is less than one year. The Company does not intend to enter into derivative financial instruments for speculative purposes.

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

      Research and Development - Research and development costs are charged to expense as incurred. Research and development expenditures charged to operations were approximately $609,000, $331,000 and $350,000 in 1998, 1997 and 1996, respectively.

      Earnings per Common Share - Earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. The weighted-average number of common shares outstanding for all periods presented is 2,523,261. The Company does not have any potentially dilutive instruments; therefore, the reporting of diluted earnings per share is not applicable.

      Use of Estimates - The Company's financial statements include the use of estimates and assumptions which have been developed by management based on available facts and information. Actual results could differ from those estimates.

      Reclassifications - Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

 3.    INVENTORIES

      Inventories of the core materials and shrimp segments are summarized as follows (amounts in thousands):


                                                  1998                1997

                    Raw materials ........      $ 6,407             $ 5,289
                    Work-in-process ......        4,476               4,300
                    Finished goods .......        3,784               5,010
                                                -------             -------

                    Inventories ..........      $14,667             $14,599
                                                =======             =======

      Included in the above amounts are inventories relating to the Company's shrimp operations of $1,566,000 and $1,658,000 at December 31, 1998 and 1997, respectively.

4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment is comprised of the following (amounts in thousands):

                                                             Estimated
                                                           Useful Lives                     1998                1997

          Land                                                                        $      125            $    125
          Shrimp properties                                 5-20 years                    17,694              16,332
          Buildings and improvements                        20 years                       1,826               1,573
          Machinery and equipment                           5-10 years                    11,202               9,782
          Leasehold improvements                                                             890                 836
          Assets under capital lease                                                       2,499               2,499
          Construction-in-progress                                                             6                  94
                                                                                       ---------            --------

          Total                                                                           34,242              31,241

          Less accumulated depreciation and amortization                                  21,128              19,503
                                                                                       ---------            --------
          Property, plant and equipment -net                                           $  13,114            $ 11,738
                                                                                       =========            ========

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

        Shrimp properties consist principally of shrimp ponds, a hatchery and a packing plant. Accumulated amortization related to the asset under capital lease at December 31, 1998 and 1997 was $1,707,000 and $1,457,000, respectively.

5.    TIMBER AND TIMBERLANDS

      Timber and Timberlands are comprised of the following (amounts in thousands):


                                                      1998               1997

        Timberlands                               $    3,813         $    3,312
        Timber-deferred cultivation costs              4,373              3,709
                                                  ----------         ----------

        Timber and Timberlands                    $    8,186         $    7,021
                                                  ==========         ==========

6.    NOTES PAYABLE

      Notes payable under various agreements consist of the following (amounts in thousands):

                                                                                     1998               1997

        U.S. Bank loan, with interest at prime less 3/4% in 1998 and prime less 1/2% in 1997 (7% and 8% at December 31, 1998 and 1997,
        respectively)                                                             $   2,800           $   1,550

        Ecuadorian bank loans, payable in U.S. dollars, due within one year from the origination  date, with interest rates between 7.88% and 15.43% (see
        also Note 7)                                                                  1,881                  --
                                                                                  ---------           ---------

        Notes payable                                                            $    4,681           $   1,550
                                                                                 ===========          =========

      The U.S. Bank loan, which is renewable annually, represents borrowings under an unsecured revolving line of credit with a domestic bank. The maximum credit limit under the line is $5,000,000. This line of credit, which was renewed on July 31, 1998, expires on May 31, 1999. The Company was in compliance with all related loan covenants at December 31, 1998.

      The credit facilities discussed above do not require compensating balances or the payment of commitment fees. The weighted average interest rate on borrowings outstanding at December 31, 1998 and 1997 was approximately 8.2% and 8.0%, respectively.

7. LONG-TERM DEBT

      Long-term debt consists of the following (amounts in thousands):

                                                                                      1998                     1997
        Equipment loan,  payable in equal monthly  principal  installments of $7 through January 2001, plus interest at prime (7.75% and 8.5% at December
        31, 1998 and 1997, respectively)                                           $      173               $      253

        Ecuadorian bank loans, payable in sucres                                          827                    2,301

        Other notes, with interest rates between 4.4% and 6.0%, due at
        various dates through 2002                                                         69                       82
                                                                                   ----------               ----------

                                                                                        1,069                    2,636
        Less current portion                                                             (449)                    (964)
                                                                                   ----------               ----------

        Long-term debt                                                             $      620               $    1,672
                                                                                   ==========               ==========

      The equipment loan payable is secured by certain machinery and equipment at the Company's Northvale, New Jersey facilities.

      At December 31, 1998, the Company had a line of credit available under Ecuadorian borrowing arrangements of $4,000,000, of which approximately $1,292,000 was unused. Borrowings under the line are secured by a mortgage on certain land and buildings and a negative pledge against certain machinery.

      Included in the outstanding line of credit are dollar denominated short term loans (see Note 6) and sucre denominated term loans. The term loans require principal payments every three or six months and interest payments every three months. The interest rates on sucre denominated loans at December 31, 1998 were approximately 69.1% and 63.8%, and are adjustable quarterly. Final payments on both loans are due in September 2000.

      Additionally, the Company has unused lines of credit under European borrowing arrangements amounting to approximately $700,000.

      The aggregate maturities of long-term debt at December 31, 1998 are as follows (amounts in thousands):


            1999                                                $    449
            2000                                                     585
            2001                                                      29
            2002                                                       6
                                                                --------

                                                                $  1,069
                                                                ========

8.    INCOME TAXES

      Income before income taxes is comprised of (amounts in thousands):

                                         1998            1997              1996

Domestic ...................           $2,697           $1,753           $  990
Foreign ....................            1,706              803             (336)
                                       ------           ------           ------

Total ......................           $4,403           $2,556           $  654
                                       ======           ------           ======

      The provision for income taxes consists of the following (amounts in thousands):

                                      1998              1997              1996
Federal:
  Current ................          $   966           $   666           $   172
  Deferred ...............              (93)              (59)               (8)
State ....................              142               100                33
Foreign ..................              129                 8                 7
                                    -------           -------           -------

Total ....................          $ 1,144           $   715           $   204
                                    =======           =======           =======

      The reconciliation between the Company's effective tax rate and the statutory Federal tax rate is as follows:

                                                                  1998              1997              1996

        Statutory Federal tax rate                                 35.0%              35.0%            35.0%
        Increase (decrease) in taxes resulting from:
        Foreign income - effect of rates differing from
        statutory rates,  effect of nontaxable exchange
        gains and losses, and foreign losses producing
        no current benefit                                        (12.0)              (9.6)            11.4
        Refunds and change in current valuation   allowance         0.0               (2.5)           (17.6)
        State taxes, net of Federal income tax benefit              2.0                2.5              3.3
        Foreign tax credits                                        (2.5)               0.0              0.0
        Other - net                                                 3.5                2.6             (0.9)
                                                                  -----               ----            -----

        Effective tax rate                                         26.0%              28.0%            31.2%
                                                                  =====               ====            =====

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

      Significant   components  of  the   Company's   deferred  tax  assets  and
      liabilities are as follows (amounts in thousands):

                                                             1998          1997
Current assets (liabilities):
  Inventory capitalization .........................        $ 105         $  96
  Unexpired insurance ..............................         (127)          (77)
  Reserve amounts not currently deductible .........          116            39
  Other - net ......................................           39            25
                                                            -----         -----
Total current asset, net ...........................        $ 133         $  83
                                                            =====         =====

Noncurrent assets:
  Capital lease ....................................        $ 182         $ 210
  Other ............................................           71          --
  Foreign tax loss carryforwards ...................           91             3
  Less valuation allowance .........................          (91)           (3)
                                                            -----         -----
Total noncurrent asset, net ........................        $ 253         $ 210
                                                            =====         =====

      As of December 31, 1998 and 1997, the Company had a full valuation allowance recorded against its foreign tax loss carryforwards related to certain European locations. Management believes that it is more likely than not that the remaining carryforwards will expire unutilized.

      The total current and noncurrent amounts presented above are included in other assets (current and noncurrent) in the consolidated balance sheet.

      The Company has not accrued federal income taxes on the equity in the undistributed earnings of its foreign subsidiaries, which amounted to approximately $8,154,000 at December 31, 1998, because such earnings are permanently reinvested. It is not practicable to estimate the tax liability that might arise if these earnings were remitted.

9.    EMPLOYEE BENEFIT PLANS

      The Company has a profit-sharing plan under which an annual contribution may be paid from accumulated profits at the discretion of the Board of Directors for the benefit of eligible employees upon their retirement. Contributions to this plan by the Company amounted to approximately $350,000, $313,000 and $180,000 in 1998, 1997 and 1996, respectively.
      Additionally, the plan allows for all participants to defer between 2 percent and 10 percent of their salary. Amounts deferred are paid to the trustee of the plan. The plan does not provide for matching Company contributions.

      Certain employees of the Company's Ecuadorian subsidiary companies are covered by termination and retirement plans incorporated under statutory requirements of labor laws and collective bargaining agreements. Included in the accompanying consolidated balance sheets are union employee termination benefits which approximate unpaid vested benefits under such plans. The amount of benefits to be received by an employee is established by the collective bargaining agreements and is based on length of service and compensation. Provisions of approximately $54,000, $75,000 and $64,000 were charged to income during 1998, 1997 and 1996, respectively.

      The Company participates in a multiemployer pension plan for the union employees at the Northvale, New Jersey facility. Provisions of approximately $174,000, $139,000 and $112,000 were charged to income during 1998, 1997 and 1996, respectively.

10.   LEASES

      The Company leases its primary office space and plant facilities in Northvale, New Jersey under a long-term capital lease agreement which expires in 2002. The lease provides that the Company pay all real estate taxes, maintenance and insurance relating to the facilities.

      The Company also has operating lease agreements for warehouse and office space in the United States and Europe. The longest lease obligation extends to 2008. Certain leases contain renewal options and generally require the Company to pay other facility related costs such as taxes, maintenance and insurance. Rent expense under these operating leases amounted to $361,000, $204,000 and $122,000 in 1998, 1997 and 1996,
      respectively.

      Future minimum lease payment obligations, as of December 31, 1998, for the capital lease described above, as well as operating leases, are as follows (amounts in thousands):

                                                     Capital        Operating
        Year                                           Lease          Leases

        1999                                           $ 466          $  278
        2000                                             470             278
        2001                                             488             278
        2002                                              82             204
        2003                                               -              44
        Thereafter                                         -             170
                                                       -----          ------

        Minimum lease payments                         1,506          $1,252
                                                                      ======

        Less amounts representing interest              (164)
                                                     -------

        Capital lease obligation                     $ 1,342
                                                     =======

11.   SEGMENT INFORMATION

      In 1997 the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131, which the Company adopted in 1998, supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 requires the Company to report segment information in line with the information used by management for making operating decisions and assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. All information previously presented under SFAS No. 14 has been modified to conform to the provisions of SFAS No. 131.

      The Company and its subsidiaries operate in two segments, as a manufacturer and supplier of core materials to various composite industries, and in the shrimp farming business. The segments are managed and reported separately because of the difference in products they produce and markets they serve. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income, i.e. results of operations before interest, income taxes and foreign exchange gains and losses. There are no intersegment sales.

      No single customer provided more than 10% of the Company's revenue in 1998, 1997 or 1996.

      Information about the Company's operations by segment is as follows:

                                                        (In Thousands)
                                                 1998         1997         1996
Net sales to unaffiliated customers

Core materials segment ..................      $53,600      $44,004      $38,630
Shrimp segment ..........................       14,095       12,136        9,736
                                               -------      -------      -------

Total net sales .........................      $67,695      $56,140      $48,366
                                               =======      =======      =======

Operating income

Core materials segment ..................      $ 3,721      $ 1,635      $   167
Shrimp segment ..........................        1,413        1,760        1,596
                                               -------      -------      -------

Total operating income ..................      $ 5,134      $ 3,395      $ 1,763
                                               =======      =======      =======
Identifiable assets

Core materials segment ..................      $35,105      $31,387      $30,318
Shrimp segment ..........................       10,972       10,368        8,997
                                               -------      -------      -------

Total identifiable assets ...............      $46,077      $41,755      $39,315
                                               =======      =======      =======

Capital expenditures, net, including timberlands and capital leases

Core materials segment .........................     $3,641     $2,305     $1,524
Shrimp segment .................................      1,392        737        579
                                                     ------     ------     ------

Total capital expenditures .....................     $5,033     $3,042     $2,103
                                                     ======     ======     ======

      Information pertaining to the Company's operations in different geographic areas is as follows:

                                                       (In Thousands)
                                                1998         1997          1996
Net sales to unaffiliated customers

United States - domestic ................      $49,399      $38,835      $33,473
United States - export ..................       11,289       11,642        8,856
Ecuador .................................          131          116          123
Europe ..................................        6,876        5,547        5,914
                                               -------      -------      -------

Total net sales .........................      $67,695      $56,140      $48,366
                                               =======      =======      =======


 Identifiable assets

 United States ..........................      $16,973      $15,457      $14,264
 Ecuador ................................       25,217       22,672       21,543
 Europe .................................        3,887        3,626        3,508
                                               -------      -------      -------

 Total identifiable assets ..............      $46,077      $41,755      $39,315
                                               =======      =======      =======

                                      -15-

12.   FINANCIAL INSTRUMENTS

      The table below presents the carrying values and estimated fair values for the Company's financial instruments (amounts in thousands).

                                                           1998                                   1997

                                           Carrying        Estimated Fair Value     Carrying      Estimated Fair Value
                                             Value                                    Value
                                            -------        ---------------------    -------       ---------------------
       Cash and cash equivalents            $ 1,056               $ 1,056           $ 1,177                $ 1,177
       Accounts receivable                  $ 6,942               $ 6,942           $ 5,103                $ 5,103
       Notes payable                        $ 4,681               $ 4,681           $ 1,550                $ 1,550
       Long term debt                       $ 1,069               $ 1,069           $ 2,636                $ 2,636
       Capital lease obligation             $ 1,342               $ 1,342           $ 1,680                $ 1,680


      Estimated fair values were determined based on the terms of the various instruments. The carrying amount of the notes payable approximates their fair value based on the short-term nature and the terms of the loans. The carrying amount of the long term debt approximates their fair value based upon the borrowing rates and other terms and conditions currently available to the Company for loans with similar terms and maturities.

      At December 31, 1998, the Company held forward foreign currency exchange contracts for the purchase of French francs with a notional amount of approximately $269,000 and maturity dates of March 31, 1999 and April 30, 1999. Firm commitments exist which correlate to the maturity dates of the forward exchange contracts. The amount of deferred gains and losses at year-end are not material.



13.   NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, thus it becomes effective for the Company during the fiscal year ending December 31, 2000 and is applicable to interim periods during that fiscal year. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.


                                     ******

                                                                                                           Schedule II
                                         BALTEK CORPORATION AND SUBSIDIARIES

                          FINANCIAL STATEMENT SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                            EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998
                                                Dollars in Thousands


                                                                        Additions
                                                      Balance at        Charged to                          Balance
                                                       Beginning        Costs and                           at End
                    Description                         of Year         Expenses          Deductions        of Year
YEAR ENDED DECEMBER 31, 1998:
  Allowance for doubtful
    accounts receivable                              $        73        $        74     $           3     $      144
                                                     ===========        ===========     =============     ==========

  Inventory                                          $        90        $       176     $           -     $      266
                                                     ===========        ===========     =============     ==========

YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful
    accounts receivable                              $        63        $        30     $          20     $       73
                                                     ===========        ===========     =============     ==========

  Inventory                                          $         -        $        90     $           -     $       90
                                                      ==========        ===========     =============     ==========


YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful
    accounts receivable                              $        93        $        70     $         100     $       63
                                                     ===========       ============     =============     ==========