Form 10-Q
period 1999-03-31
BALTEK CORP
filed 1999-05-13
CIK 9442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------

                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999

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

       Common shares of stock outstanding as of May 7, 1999: 2,523,261 shares

BALTEK CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION:

     ITEM 1.  FINANCIAL STATEMENTS:

        Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998

        Consolidated Statements of Income and Retained Earnings for the Three
           Months Ended March 31, 1999 and 1998

        Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 1999 and 1998

        Notes to Consolidated Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION:

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                              BALTEK CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                         (Dollars in Thousands, except per share data)

                                                                          March 31, December 31,
ASSETS                                                                      1999         1998
                                                                           -------     -------
                                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ..........................................     $ 1,635     $ 1,056
  Accounts receivable, net ...........................................       9,698       6,942
  Inventories ........................................................      15,919      14,667
  Prepaid expenses ...................................................         347         425
  Other ..............................................................       1,403       1,148
                                                                           -------     -------

           Total current assets ......................................      29,002      24,238

PROPERTY, PLANT AND EQUIPMENT, Net ...................................      12,964      13,114

TIMBER AND TIMBERLANDS ...............................................       8,199       8,186

OTHER ASSETS .........................................................         545         539
                                                                           -------     -------

           Total assets ..............................................     $50,710     $46,077
                                                                           =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable ......................................................     $ 8,665     $ 4,681
  Accounts payable ...................................................       3,711       2,438
  Income tax payable .................................................         195         216
  Accrued salaries, wages and bonuses payable ........................         573       1,440
  Accrued expenses and other liabilities .............................       1,076         876
  Current portion of long-term debt ..................................         398         449
  Current portion of obligation under capital lease ..................         392         381
                                                                           -------     -------

           Total current liabilities .................................      15,010      10,481

OBLIGATION UNDER CAPITAL LEASE .......................................         855         961

LONG-TERM DEBT .......................................................         297         620

UNION EMPLOYEE TERMINATION BENEFITS ..................................         187         235
                                                                           -------     -------

           Total liabilities .........................................      16,349      12,297
                                                                           -------     -------

                              BALTEK CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                         (Dollars in Thousands, except per share data)
                                          (continued)

                                                                          March 31, December 31,
                                                                            1999         1998
                                                                           -------     -------
                                                                         (Unaudited)
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par; 5,000,000 shares authorized and unissued          --          --
  Common stock, $1.00 par; 10,000,000 shares authorized,
    2,523,261 shares issued and outstanding ..........................       2,523       2,523
  Additional paid-in capital .........................................       2,157       2,157
  Retained earnings ..................................................      29,681      29,100
                                                                           -------     -------

           Total stockholders' equity ................................      34,361      33,780
                                                                           -------     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................     $50,710     $46,077
                                                                           =======     =======

                 See notes to consolidated financial statements

                              BALTEK CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                         (Dollars in Thousands, except per share data)

                                                           Three Months
                                                          Ended March 31,
                                                      1999              1998
                                                   -----------      -----------
NET SALES ....................................     $    18,099      $    15,814

COST OF PRODUCTS SOLD ........................          13,396           12,214

SELLING , GENERAL AND
  ADMINISTRATIVE EXPENSES ....................           3,624            2,722
                                                   -----------      -----------

            Operating income .................           1,079              878
                                                   -----------      -----------

OTHER INCOME (EXPENSE):
   Interest expense ..........................            (262)            (300)
   Foreign exchange gain .....................              13              126
   Other, net ................................             --                 2
                                                   -----------      -----------

            Total ............................            (249)            (172)
                                                   -----------      -----------


INCOME BEFORE INCOME TAXES ...................             830              706

INCOME TAX PROVISION .........................             249              211
                                                   -----------      -----------

NET INCOME ...................................             581              495

RETAINED EARNINGS,
  BEGINNING OF PERIOD ........................          29,100           25,840
                                                   -----------      -----------

RETAINED EARNINGS,
  END OF PERIOD ..............................     $    29,681      $    26,335
                                                   ===========      ===========

AVERAGE SHARES OUTSTANDING ...................       2,523,261        2,523,261
                                                   ===========      ===========

EARNINGS PER COMMON SHARE ....................     $       .23      $      0.20
                                                   ===========      ===========

                 See notes to consolidated financial statements

                         BALTEK CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (Dollars in Thousands)

                                                                    Three Months
                                                                    Ended March 31,
                                                                  1999          1998
                                                                -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................     $   581      $   495
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization .........................         767          527
    Foreign exchange gain .................................         (13)        (126)
    Deferred taxes ........................................          12            8
    Changes in assets and liabilities, net of the effect of
      foreign currency translation:
        Accounts receivable ...............................      (2,761)      (1,844)
        Income taxes ......................................         (22)         187
        Inventories .......................................      (1,252)         734
        Prepaid expenses and other current assets .........        (174)        (113)
        Other assets ......................................         (19)          10
        Accounts payable and accrued expenses .............         655         (389)
        Other .............................................         (52)          (2)
                                                                -------      -------

           Net cash used in operating activities ..........      (2,278)        (513)
                                                                -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net acquisitions of property, plant and equipment .......        (447)        (698)
  Increase in timber and timberlands ......................        (183)        (336)
                                                                -------      -------

           Net cash used in investing activities ..........        (630)      (1,034)
                                                                -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable, net ..........................       3,985        2,111
  Borrowings of long-term debt ............................        --           --
  Payments of long-term debt ..............................        (411)        (411)
  Principal payments under capital lease ..................         (95)         (84)
                                                                -------      -------

           Net cash provided by financing activities ......       3,479        1,616
                                                                -------      -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...................           8          154
                                                                -------      -------
NET INCREASE IN
  CASH AND CASH EQUIVALENTS ...............................         579          223

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD .....................................       1,056        1,177
                                                                -------      -------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD ...........................................     $ 1,635      $ 1,400
                                                                =======      =======

                         BALTEK CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (Dollars in Thousands)
                                     (continued)

                                                                    Three Months
                                                                    Ended March 31,
                                                                  1999          1998
                                                                -------      -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ..............................................     $   211      $   182
                                                                =======      =======

    Income taxes ..........................................     $   208      $    30
                                                                =======      =======

                See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.    BASIS OF PRESENTATION

      The information included in the accompanying interim financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K.


2.    INVENTORIES

      Inventories are summarized as follows (amounts in thousands):

                                        March 31,      December 31,
                                          1999             1998
                                       -------          -------
                    Raw materials       $ 6,977          $ 6,407
                    Work-in-process       4,594            4,476
                    Finished goods        4,348            3,784
                                        -------          -------

                                        $15,919          $14,677
                                        =======          =======

3.    NOTES PAYABLE

      During the quarter ended March 31, 1999, the Company increased the maximum available borrowing limit under its domestic credit facilty from $5 million to $7 million. All other terms remained the same. The Company's credit facilities in Europe and Ecuador did not change.

4.     SUBSEQUENT EVENT

      In April 1999, the Company signed an agreement to purchase certain assets and inventory totaling approximately $500,000 from the seafood importing subsidiary of Nissho Iwai Corporation. The acquisition will increase the Company's presence in the seafood industry and allows the Company to sell not only shrimp but many other types of seafood, including lobster, crab, and salmon. Although this acquisition was not formalized until April, the Company, by mutual informal agreement with Nissho Iwai, effectively commenced importing operations during the first quarter.

      Because of the expanded operations, the segment formerly referred to as "Shrimp" will hereinafter be described as "Seafood", which more accurately reflects the Company's diverse operations as a shrimp producer and seafood importer.

5.     SEGMENT INFORMATION

      The Company and its subsidiaries operate in two segments, as a manufacturer and supplier of core materials to various composite industries, and in the seafood business as a shrimp producer and seafood importer. The segments are managed and reported separately because of the difference in products they produce and markets they serve. The Company evaluates performance based on operating income, i.e. results of operations before interest, income taxes and foreign exchange gains and losses. There are no intersegment sales.

      Information about the Company's operations by segment as of and for the quarter ended March 31, 1999 is follows (in thousands):

                                                        1999       1998
                                                      -------     -------
              Net Sales to unaffiliated customers
              Core materials segment ............     $13,374     $12,388
              Seafood segment ...................       4,725       3,426
                                                      -------     -------
              Total net sales ...................     $18,099     $15,814



              Operating Income
              Core materials segment ............     $   513     $   468
              Seafood segment ...................         566         410
                                                      -------     -------
              Total operating income ............     $ 1,079     $   878
                                                      =======     =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The primary sources of liquidity historically have been and are expected to continue to be cash flow generated from operations and available borrowings under short-term lines of credit. In March 1999, the Company increased its domestic line of credit from $5 million to $7 million to provide for its anticipated working capital requirements. The Company's recently expanded operations as a seafood importer are expected to require a significant amount of working capital, particularly to finance inventory and accounts receivable. The Company may, accordingly, seek additional increases in its working capital facility in the near term to finance its growth. Because of expected growth in its core materials segment and shrimp producing activities, the Company may seek long-term financing for significant capital expenditures.

         The Company's financial position remains strong. At March 31, 1999, the Company had working capital of $14.0 million compared to $13.8 million at December 31, 1998. Inventories and accounts receivable increased during the quarter as a result of the Company's growth and expansion into seafood importing. Notes payable also increased during the quarter; the increased borrowings were used to finance higher levels of working capital.


Results of Operations for the Three Months
Ended March 31, 1999 and 1998

         Total sales increased 14% during the three-month period ended March 31, 1999 as compared to the same period in 1998. The increase was due to increased core materials and seafood sales.

         Core material sales were $13,374,000 and $12,388,000 for the three months ended March 31, 1999 and 1998, respectively. The favorable economy continues to result in strong demand in all industries that use core materials, including the largest customer group, the boating industry. Many of the Company's end user markets, including boating, are highly cyclical. Demand within those industries is dependent upon, among other factors, inflation, interest rates and consumer confidence. Fluctuating interest rates and other changes in economic conditions make it difficult to forecast short or long range trends. The increase in core material sales in 1999 compared to 1998 was attributable to higher volume and, to a lesser extent, improved pricing.

         Seafood sales were $4,725,000 and $3,426,000 for the three months ended March 31, 1999 and 1998, respectively. The increase was the result of sales of seafood products from the Company's new import business, which began during the first quarter (see Note 4).

         The gross margin for the three months ended March 31, 1999 and 1998 was 26.0% and 22.8% respectively. The margins for the Company's core products improved, primarily due to improved pricing. The gross margin from seafood sales remained approximately the same in 1999 as compared to 1998.

         Selling, general and administrative expenses as a percentage of sales increased in the first quarter of 1999 as compared to 1998. The increase was due primarily to higher selling expenses, including compensation, as a result of increased sales and higher general and administrative expenses.

         Sales and expenses were affected in all periods by the different exchange rates applied in remeasuring the books of accounts of the Company's foreign subsidiaries.

         Interest expense decreased in the first quarter of 1999 as compared to 1998. In 1999, the Company's short-term borrowings for working capital purposes in Ecuador were US dollar denominated loans. In 1998, the Company borrowed money for working capital purposes in Ecuador in local currency (sucre) denominated loans. These sucre loans bear higher interest rates than U.S. dollar loans which is partially offset by gains resulting from the devaluation of the sucre. This practice of using sucre denominated loans increased interest expense in 1998 but also created a corresponding foreign exchange gain. The Company's interest rate on U.S. loans was lower in 1999 and its average borrowings were higher in 1999 as compared to 1998. The level of borrowing in all periods is related to the Company's working capital needs and cash flows generated from operations.

         The Company had a foreign exchange gain of $13,000 and $126,000 for the periods ended March 31, 1999 and 1998, respectively. Gains were lower in 1999 due to the Company's shift in borrowings from sucre to dollar denominated loans described above. In March of 1998, the Ecuadorian government weakened its currency's trading band against the dollar effectively devaluing the local currency. Translation gains and losses are mainly caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when remeasuring foreign currency balance sheets into U.S. dollars. The Company utilizes foreign exchange contracts to hedge certain inventory purchases. The Company does not enter into foreign currency transactions for speculative purposes. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange.

       The provision for income taxes was at the rate of 30% of pre-tax earnings for the quarters ended March 31, 1999 and 1998.

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

         The Company is in the process of installing a new, fully integrated Enterprise Resource Planning ("ERP") system purchased from a third party vendor. The ERP software is Year 2000 compliant. Implementation of mission-critical systems is expected to be completed in the second quarter of 1999; certain non-critical systems are scheduled to be completed during 1999. The decision to invest in a new ERP system was driven by the need for a fully integrated management information system to support the planned growth of the Company and not specifically to address Year 2000 compliance issues. To fully utilize the capabilities of the ERP software and modernize its existing systems, the Company invested in new computer hardware and networking hardware and software in 1998.

         Efforts to implement the ERP system and address certain Year 2000 issues are being accomplished concurrently. It is not practical therefore to distinguish and estimate certain Year 2000 compliance costs, especially as they relate to the Company's information technology. Total internal and external costs expended in 1999 to implement the ERP system was approximately $150,000. Additional external costs to implement the mission-critical and certain other modules are expected to be approximately $100,000 during the remainder of 1999. Hardware costs have been capitalized; internal costs and nearly all external costs have been expensed as incurred. Certain expenditures will be required in the future to maintain the technology base of the Company and enhance the Company's use of information technology and computer hardware. Such expenditures in the future are not expected to be material. The Company may decide to utilize additional capabilities of its ERP system and make use of other information technologies as they become available in the marketplace. These expenditures will be largely discretionary in that they are not mission-critical systems and will be evaluated using a methodology similar to that used by the Company to evaluate other capital expenditures.

         Current plans call for the ERP system to be implemented in the U.S. only, not in the Company's European or Ecuadorian subsidiaries. The Company has identified all significant IT and non-IT applications that will require modification at these locations. Completion of the modifications is expected by the end of June 1999 in Ecuador and Europe.

         The Company is in the process of assessing its Year 2000 exposure as it pertains to non-IT systems, including manufacturing process control and key third party relationships, such as vendors and customers. This includes the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing the Year 2000 problem. The Company also utilizes third-party vendors for processing data and payments, e.g., payroll services, 401(k) plan administration, check processing, medical benefits processing, etc. The Company initiated communications with these vendors to determine the status of their systems and completed its initial review during the first quarter of 1999. Because the individual compliance of these third parties varied significantly, it is expected that the Company will continue to monitor the progress of compliance on an ongoing basis in 1999. Should these vendors not be compliant in a timely manner, the Company may be required to process transactions manually or delay processing until such time as the vendors are Year 2000 compliant.

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

          27.   Financial Data Schedule.

(B) Reports on Form 8-K:

          No report has been filed during the three months ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          BALTEK CORPORATION
                                          (Registrant)


Date:  May 12, 1999                       /s/Jacques Kohn
                                          ---------------
                                          Jacques Kohn
                                          President



Date:  May 12, 1999                       /s/Ronald Tassello
                                          ------------------
                                          Ronald Tassello
                                          Chief Financial Officer and Treasurer