Form 10-Q
period 1999-06-30
BALTEK CORP
filed 1999-08-16
CIK 9442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------

                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

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


       Common shares of stock outstanding as of August 7, 1999: 2,523,261 shares

BALTEK CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------




PART I.  FINANCIAL INFORMATION:

     ITEM 1.  FINANCIAL STATEMENTS:

        Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998

        Consolidated Statements of Income and Retained Earnings for the Three and Six Months Ended June 30, 1999 and 1998

        Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 1999 and 1998

        Notes to Consolidated Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION:

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                BALTEK CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands, except per share data)

                                                                          June 30,   December 31,
ASSETS                                                                      1999         1998
                                                                           -------     -------
                                                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ..........................................     $ 1,812     $ 1,056
  Accounts receivable, net ...........................................       9,544       6,942
  Inventories ........................................................      19,590      14,667
  Prepaid expenses ...................................................         407         425
  Other ..............................................................         958       1,148
                                                                           -------     -------

           Total current assets ......................................      32,311      24,238

PROPERTY, PLANT AND EQUIPMENT, Net ...................................      13,354      13,114

TIMBER AND TIMBERLANDS ...............................................       8,181       8,186

OTHER ASSETS .........................................................         535         539
                                                                           -------     -------

           Total assets ..............................................     $54,381     $46,077
                                                                           =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable ......................................................     $10,191     $ 4,681
  Accounts payable ...................................................       5,343       2,438
  Income tax payable .................................................         147         216
  Accrued salaries, wages and bonuses payable ........................         634       1,440
  Accrued expenses and other liabilities .............................       1,062         876
  Current portion of long-term debt ..................................         349         449
  Current portion of obligation under capital lease ..................         400         381
                                                                           -------     -------

           Total current liabilities .................................      18,126      10,481

OBLIGATION UNDER CAPITAL LEASE .......................................         753         961

LONG-TERM DEBT .......................................................         240         620

UNION EMPLOYEE TERMINATION BENEFITS ..................................         172         235
                                                                           -------     -------

           Total liabilities .........................................      19,291      12,297
                                                                           -------     -------

                                BALTEK CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands, except per share data)

                                                                           June 30,  December 31,
                                                                             1999         1998
                                                                         (Unaudited)
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par; 5,000,000 shares authorized and unissued          --          --
   Common stock, $1.00 par; 10,000,000 shares authorized,
    2,523,261 shares issued and outstanding ..........................       2,523       2,523
  Additional paid-in capital .........................................       2,157       2,157
  Retained earnings ..................................................      30,410      29,100
                                                                           -------     -------

           Total stockholders' equity ................................      35,090      33,780
                                                                           -------     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................     $54,381     $46,077
                                                                           =======     =======

See notes to consolidated financial statements.

                                         BALTEK CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                                    (Dollars in Thousands, except per share data)

                                                             Three Months                      Six Months
                                                             Ended June 30,                   Ended June 30,
                                                         1999             1998             1999             1998
                                                    -----------      -----------      -----------      -----------
NET SALES .....................................     $    22,927      $    17,902      $    41,026      $    33,716

COST OF PRODUCTS SOLD .........................          18,055           13,332           31,451           25,546

SELLING , GENERAL AND
  ADMINISTRATIVE EXPENSES .....................           3,438            3,167            7,062            5,890
                                                    -----------      -----------      -----------      -----------

            Operating income ..................           1,434            1,403            2,513            2,280
                                                    -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE):
   Interest expense ...........................            (371)            (393)            (633)            (692)
   Foreign exchange (loss) gain ...............             (23)              50              (11)             177
   Other, net .................................               2                1                3                2
                                                    -----------      -----------      -----------      -----------

            Total .............................            (392)            (342)            (641)            (513)
                                                    -----------      -----------      -----------      -----------


INCOME BEFORE INCOME TAXES ....................           1,042            1,061            1,872            1,767

INCOME TAX PROVISION ..........................             313              319              562              531
                                                    -----------      -----------      -----------      -----------

NET INCOME ....................................             729              742            1,310            1,236

RETAINED EARNINGS,
  BEGINNING OF PERIOD .........................          29,681           26,335           29,100           25,841
                                                    -----------      -----------      -----------      -----------

RETAINED EARNINGS,
  END OF PERIOD ...............................     $    30,410      $    27,077      $    30,410      $    27,077
                                                    ===========      ===========      ===========      ===========

AVERAGE SHARES OUTSTANDING ....................       2,523,261        2,523,261        2,523,261        2,523,261
                                                    ===========      ===========      ===========      ===========

EARNINGS PER COMMON SHARE .....................     $      0.29      $      0.29      $      0.52      $      0.49
                                                    ===========      ===========      ===========      ===========

See notes to consolidated financial statements

                       BALTEK CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                                                 Six Months
                                                               Ended June 30,
                                                             1999         1998
                                                           -------      -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................     $ 1,310      $ 1,236
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization ....................       1,618        1,119
    Foreign exchange loss (gain) .....................          11         (177)
    Deferred taxes ...................................          25           16
    Changes in assets and  liabilities,  net of the
     effect of foreign  currency translation:
        Accounts receivable ..........................      (2,605)      (1,406)
        Inventories ..................................      (4,501)       1,916
        Prepaid expenses and other current assets ....         212          (80)
        Other assets .................................         (22)           8
        Accounts payable and accrued expenses ........       2,415           29
        Income taxes payable..........................         (74)         314
        Other ........................................         (78)           5
                                                           -------      -------

           Net cash (used in) provided by operating
             activities ..............................      (1,689)       2,980
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net acquisitions of property, plant and equipment ..      (1,366)      (1,672)
  Increase in timber and timberlands .................        (416)        (784)
  Acquisition of assets of seafood import business....        (491)          --
                                                           -------      -------

           Net cash (used in)  investing activities ..      (2,273)      (2,456)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable, net .....................       5,510          310
  Borrowings of long-term debt .......................        --            580
  Payments of long-term debt .........................        (581)      (1,174)
  Principal payments under capital lease .............        (191)        (168)
                                                           -------      -------

           Net cash provided by (used in) financing
             activities ..............................       4,738         (452)
                                                           -------      -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............         (20)         232
                                                           -------      -------

                       BALTEK CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)
                                  (continued)

                                                                 Six Months
                                                               Ended June 30,
                                                             1999         1998
                                                           -------      -------

NET INCREASE IN
  CASH AND CASH EQUIVALENTS ..........................         756          304

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD ................................       1,056        1,177
                                                           -------      -------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD ......................................     $ 1,812      $ 1,481
                                                           =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest .........................................     $   529      $   506
                                                           =======      =======

    Income taxes .....................................     $   535      $   176
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


2.    INVENTORIES

      Inventories are summarized as follows (amounts in thousands):

                                            June  30,       December 31,
                                              1999               1998
                                            -------            -------
          Raw materials ..........          $ 8,472            $ 6,407
          Work-in-process ........            3,870              4,476
          Finished goods .........            7,248              3,784
                                            -------            -------

                                            $19,590            $14,667
                                            =======            =======

3.    NOTES PAYABLE

      The Company's primary domestic credit facility, which by its original terms expired on May 31, 1999, has been extended until September 30, 1999. The Company has also obtained another secured domestic credit facility for $3 million, which expires on August 31, 1999. The Company is currently discussing the terms of a new facility with its domestic bank.

4.     ACQUISITION

      In April 1999, the Company signed an agreement to purchase certain assets and inventory totaling approximately $500,000 from the seafood importing subsidiary of Nissho Iwai Corporation. The acquisition increases the Company's presence in the seafood industry and allows the Company to sell not only shrimp but many other types of seafood, including lobster, crab and salmon. Although this acquisition was not formalized until April, the Company, by mutual informal agreement with Nissho Iwai, effectively commenced importing operations during the first quarter.

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

      Because of the Company's expanded operations as a result of its entry into the seafood import business, the segment formerly referred to as "Shrimp" will hereinafter be described as "Seafood", which more accurately reflects the Company's diverse operations as a shrimp producer and seafood importer.

      Information about the Company's operations by segment for the three and six months ended June 30, 1999 and 1998 is as follows (in thousands):

                                            Three Months            Six Months
                                           Ended June 30,          Ended June 30,
                                          1999       1998        1999        1998
                                        -------     -------     -------     -------
Net Sales to unaffiliated customers
Core materials segment ............     $15,279     $14,105     $28,653     $26,493
Seafood segment ...................       7,648       3,797      12,373       7,223
                                        -------     -------     -------     -------
Total net sales ...................     $22,927     $17,902     $41,026     $33,716
                                        =======     =======     =======     =======

Operating Income
Core materials segment ............     $   849     $   973     $ 1,362     $ 1,441
Seafood segment ...................         585         429       1,151         839
                                        -------     -------     -------     -------
Total operating income ............     $ 1,434     $ 1,402     $ 2,513     $ 2,280
                                        =======     =======     =======     =======

6.     NEW ACCOUNTING STANDARDS

     Derivatives and Hedging Activities

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year.

      Under the amended pronouncement, we must adopt SFAS No. 133 no later than January 1, 2001. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The primary sources of liquidity historically have been and are expected to continue to be cash flow generated from operations and available borrowings under short-term lines of credit. The Company has increased available borrowings under domestic lines of credit to $10 million to provide for its anticipated working capital requirements (the Company continues to have lines of credit in Ecuador and Europe totaling approximately $6 million). The Company's recently expanded operations as a seafood importer are expected to require a significant amount of working capital, particularly to finance inventory and accounts receivable. The Company may, accordingly, seek additional increases in its working capital facility in the near term to finance its growth. Because of expected growth in its core materials segment and shrimp producing activities, the Company may seek long-term financing for significant capital expenditures.

         The Company's financial position remains strong. At June 30, 1999, the Company had working capital of $14.2 million compared to $13.8 million at December 31, 1998. Inventories and accounts receivable increased during the quarter as a result of the Company's growth and expansion into seafood importing. Notes payable also increased during the quarter; the increased borrowings were used to finance higher levels of working capital.


Results of Operations for the Three and Six Months
Ended June 30, 1999 and 1998

         Total sales increased 28% and 22%, respectively, during the three and six-month periods ended June 30, 1999 as compared to the same period in 1998. The increase was due to increased core materials sales and significant increases in seafood sales.

         Core material sales were $15,279,000 and $14,105,000 for the three months ended June 30, 1999 and 1998, respectively, and $28,653,000 and $26,493,000 for the six months ended June 30, 1999 and 1998, respectively. The favorable economy continues to result in strong demand in all industries that use core materials, including the largest customer group, the boating industry. Many of the Company's end user markets, including boating, are highly cyclical. Demand within those industries is dependent upon, among other factors, inflation, interest rates and consumer confidence. Fluctuating interest rates and other changes in economic conditions make it difficult to forecast short or long range trends. The increase in core material sales in 1999 compared to 1998 was attributable to higher volume and, to a lesser extent, improved pricing.

         Seafood sales were $7,648,000 and $3,797,000 for the three months ended June 30, 1999 and 1998, respectively, and $12,373,000 and $7,223,000 for the six months ended June 30, 1999 and 1998 respectively. The increase was the result of sales of seafood products from the Company's new import business, which began during the first quarter (see Note 4).

         The gross margin declined for the three and six month periods ended June 30, 1999 compared to the same period in 1998. The margins for the Company's core products improved slightly, primarily due to improved pricing. The gross margin from seafood sales decreased, primarily due to lower selling prices for shrimp products.

         Selling, general and administrative (SG&A) expenses as a percentage of sales declined in the first six months of 1999 as compared to 1998. The import business, which began during the first quarter of 1999, had a lower percentage of S,G&A expenses as compared to the Company's historical relationship. This reduced S,G&A as a percentage of sales during the first six months and is expected to continue to reduce the percentage during the remainder of 1999.

         Sales and expenses were affected in all periods by the different exchange rates applied in remeasuring the books of accounts of the Company's foreign subsidiaries.

         Interest expense decreased in the first six months of 1999 as compared to 1998. In 1999, the Company's short-term borrowings for working capital purposes in Ecuador were US dollar denominated loans. In 1998, the Company borrowed money for working capital purposes in Ecuador in local currency (sucre) denominated loans. These sucre loans bear higher interest rates than U.S. dollar loans which is partially offset by gains resulting from the devaluation of the sucre. This practice of using sucre denominated loans increased interest expense in 1998 but also created a corresponding foreign exchange gain. The Company's interest rate on U.S. loans was lower in 1999 as compared to 1998 and its average borrowings were significantly higher in 1999 as compared to 1998. The level of borrowing in all periods is related to the Company's working capital needs and cash flows generated from operations.

         The Company had a foreign exchange loss of $10,000 and a gain of $177,000 for the six month periods ended June 30, 1999 and 1998, respectively. Gains were lower in 1999 due to the Company's shift in borrowings from sucre to dollar denominated loans described above. In March of 1998, the Ecuadorian government weakened its currency's trading band against the dollar effectively devaluing the local currency. Translation gains and losses are mainly caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when remeasuring foreign currency balance sheets into U.S. dollars. The Company utilizes foreign exchange contracts to hedge certain inventory purchases. The Company does not enter into foreign currency transactions for speculative purposes. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange.

        The provision for income taxes was at the rate of 30% of pre-tax earnings for the three and six months ended June 30, 1999 and 1998.


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

         During the second quarter of 1999, the Company completed the implementation of the mission-critical modules of the fully-integrated Enterprise Resource Planning ("ERP") system purchased from a third party vendor. The vendor has committed that the ERP software is Year 2000 compliant. The
Company now believes its internal IT systems are Year 2000 compliant. The Company may decide to utilize additional capabilities of its ERP system and make use of other information technologies as they become available in the marketplace. These expenditures will be largely discretionary in that they are not mission-critical systems and are not expected to be material.

         Current plans call for the ERP system to be implemented in the U.S. only, not in the Company's European or Ecuadorian subsidiaries. The Company has identified all significant IT and non-IT applications that will require modification at these locations. The modifications were completed in Ecuador during the second quarter of 1999 and are expected to be completed in Europe during the third quarter.

          The Company has continued to assess its Year 2000 exposure as it pertains to non-IT systems, including manufacturing process control and key third party relationships, such as vendors and customers. This includes the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing the Year 2000 problem. The Company also utilizes third-party vendors for processing data and payments, e.g., payroll services, 401(k) plan administration, check processing, medical benefits processing, etc. Communications with these vendors to determine the status of their systems was completed during the first quarter of 1999 and updated as necessary. The individual compliance of these third parties varied significantly, and it is expected that the Company will continue to monitor the progress of compliance on an ongoing basis in 1999. Should these vendors not be compliant in a timely manner, the Company may be required to process transactions manually or delay processing until such time as the vendors are Year 2000 compliant.

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

PART II.  OTHER INFORMATION


Item 4.     Submission of Matters to a vote of Security Holders

            On May 27,1999 the Company conducted its annual meeting of shareholders. Of the 2,523,261 shares of the Company's common stock entitled to vote at the meeting, 2,268,296 shares were present at the meeting in person or by proxy.

            The seven people designated by the Company's board of directors as nominees for director were elected, with voting as follows:

                  Nominee                   Votes For            Votes Withheld
                  -------                   ---------            --------------
                  Jacques Kohn......        2,264,484                 3,812
                  Jean Kohn.........        2,264,284                 4,012
                  Henri-Armand Kohn.        2,264,284                 4,012
                  Margot W. Kohn....        2,263,584                 4,712
                  William F. Nicklin        2,264,884                 3,412
                  Bernard J. Wald...        2,263,709                 4,587
                  Benson J. Zeikowitz       2,264,384                 3,912

            Stockholders voted to ratify the appointment of Deloitte & Touche LLP as the independent auditors for the Company for the year ending December 31, 1999. There were 2,267,721 shares voted in favor of ratification, 575 votes against and no abstentions.

Item 6.   Exhibits and Reports on Form 8-K

(A)       Exhibits:

          11. An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

          27.   Financial Data Schedule.

(B) Reports on Form 8-K:

          No report has been filed during the six months ended June 30, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           BALTEK CORPORATION
                                               (Registrant)


Date:  August  13, 1999                   /s/Jacques Kohn
                                          ---------------
                                          Jacques Kohn
                                          President



Date:  August  13, 1999                   /s/Ronald Tassello
                                          ------------------
                                          Ronald Tassello
                                          Chief Financial Officer and Treasurer