Form 10-Q
period 1999-09-30
BALTEK CORP
filed 1999-11-12
CIK 9442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------

                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Common  shares of stock  outstanding  as of  November  8, 1999:  2,523,261 shares

BALTEK CORPORATION and subsidiaries

TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION:

        ITEM 1.  FINANCIAL STATEMENTS:

             Consolidated  Balance  Sheets as of September 30, 1999 and December
                  31, 1998

             Consolidated  Statements  of Income and  Retained  Earnings for the
                  Three and Nine Months Ended September 30, 1999 and 1998

             Consolidated  Statements  of Cash Flows for the Nine  Months  Ended
                  September 30, 1999 and 1998

             Notes to Consolidated Financial Statements

        ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION:

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        SIGNATURES

                                    BALTEK CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands, except per share data)

                                                                        September 30,     December 31,
ASSETS                                                                       1999             1998
                                                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                $ 1,948         $ 1,056
  Accounts receivable, net                                                  10,914           6,942
  Inventories                                                               19,249          14,667
  Prepaid expenses                                                             293             425
  Other                                                                      1,003           1,148
                                                                           -------         -------

           Total current assets                                             33,407          24,238

PROPERTY, PLANT AND EQUIPMENT, Net                                          13,266          13,114

TIMBER AND TIMBERLANDS                                                       8,191           8,186

OTHER ASSETS                                                                   516             539
                                                                           -------         -------

           Total assets                                                    $55,380         $46,077
                                                                           =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                            $11,751         $ 4,681
  Accounts payable                                                           4,080           2,438
  Income tax payable                                                            15             216
  Accrued salaries, wages and bonuses payable                                1,057           1,440
  Accrued expenses and other liabilities                                       884             876
  Current portion of long-term debt                                            372             449
  Current portion of obligation under capital lease                            407             381
                                                                           -------         -------

           Total current liabilities                                        18,566          10,481

OBLIGATION UNDER CAPITAL LEASE                                                 650             961

LONG-TERM DEBT                                                                  59             620

UNION EMPLOYEE TERMINATION BENEFITS                                            181             235
                                                                           -------         -------

           Total liabilities                                                19,456          12,297
                                                                           -------         -------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par; 5,000,000 shares authorized and unissued        --              --
  Common stock, $1.00 par; 10,000,000 shares authorized,
    2,523,261 shares issued and outstanding                                  2,523           2,523
  Additional paid-in capital                                                 2,157           2,157
  Retained earnings                                                         31,244          29,100
                                                                           -------         -------

           Total stockholders' equity                                       35,924          33,780
                                                                           -------         -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $55,380         $46,077
                                                                           =======         =======

See notes to consolidated financial statements.

                       BALTEK CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                  (Dollars in Thousands, except per share data)

                                                     Three Months                      Nine Months
                                                  Ended September 30,              Ended September 30,
                                               1999             1998             1999             1998
                                           -----------      -----------      -----------      -----------
NET SALES                                  $    23,724      $    16,366      $    64,750      $    50,082

COST OF PRODUCTS SOLD                           18,514           12,147           49,965           37,693

SELLING , GENERAL AND
  ADMINISTRATIVE EXPENSES                        3,496            2,784           10,558            8,673
                                           -----------      -----------      -----------      -----------

            Operating income                     1,714            1,435            4,227            3,716
                                           -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE):
   Interest expense                               (353)            (470)            (986)          (1,163)
   Foreign exchange (loss) gain                   (170)             323             (181)             499
   Other, net                                     --                  1                3                4
                                           -----------      -----------      -----------      -----------

            Total                                 (523)            (146)          (1,164)            (660)
                                           -----------      -----------      -----------      -----------


INCOME BEFORE INCOME TAXES                       1,191            1,289            3,063            3,056

INCOME TAX PROVISION                               357              386              919              917
                                           -----------      -----------      -----------      -----------

NET INCOME                                         834              903            2,144            2,139

RETAINED EARNINGS,
  BEGINNING OF PERIOD                           30,410           27,077           29,100           25,841
                                           -----------      -----------      -----------      -----------

RETAINED EARNINGS,
  END OF PERIOD                            $    31,244      $    27,980      $    31,244      $    27,980
                                           ===========      ===========      ===========      ===========

AVERAGE SHARES OUTSTANDING                   2,523,261        2,523,261        2,523,261        2,523,261
                                           ===========      ===========      ===========      ===========

EARNINGS PER COMMON SHARE, BASIC
and DILUTED                                $      0.33      $      0.36      $      0.85      $      0.85
                                           ===========      ===========      ===========      ===========

See notes to consolidated financial statements.

                           BALTEK CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (Dollars in Thousands)

                                                                       Nine Months
                                                                    Ended September 30,
                                                                     1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $ 2,144      $ 2,139
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                    2,528        1,827
    Foreign exchange loss (gain)                                       181         (499)
    Deferred taxes                                                      37           24
    Changes in assets and  liabilities, net of the effect
     of foreign  currency translation and acquisition:
        Accounts receivable                                         (3,972)      (1,906)
        Inventories                                                 (4,161)         418
        Prepaid expenses and other current assets                      288         (332)
        Other assets                                                   (15)          15
        Accounts payable and accrued expenses                        1,282         (315)
        Income taxes payable                                          (202)         172
        Other                                                          (67)         (26)
                                                                   -------      -------

           Net cash (used in) provided by operating activities      (1,957)       1,517
                                                                   -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net acquisitions of property, plant and equipment                 (1,895)      (2,428)
  Increase in timber and timberlands                                  (720)      (1,043)
  Acquisition of assets of seafood import business                    (491)        --
                                                                   -------      -------

           Net cash used in investing activities                    (3,106)      (3,471)
                                                                   -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable, net                                     7,070        2,593
  Borrowings of long-term debt                                        --            560
  Payments of long-term debt                                          (776)      (1,904)
  Principal payments under capital lease                              (286)        (254)
                                                                   -------      -------

           Net cash provided by financing activities                 6,008          995
                                                                   -------      -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (53)         530
                                                                   -------      -------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                                            892         (429)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                1,056        1,177
                                                                   -------      -------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                    $ 1,948      $   748
                                                                   =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                       $   903      $   890
                                                                   -------      -------
   Income taxes                                                    $ 1,051      $   720
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


2.        INVENTORIES

          Inventories are summarized as follows (amounts in thousands):

                                 September 30,                   December 31,
                                     1999                           1998

           Raw materials           $ 7,225                        $ 6,407
           Work-in-process           3,798                          4,476
           Finished goods            8,226                          3,784
                                   -------                        -------

                                   $19,249                        $14,667
                                   =======                        =======

3.        NOTES PAYABLE

          The Company's primary domestic credit facility, which by its original terms expired on May 31, 1999, has been extended until November 30, 1999. The Company has also obtained another secured domestic credit facility for $3 million, which also expires on November 30, 1999. The Company is currently discussing the terms of a new facility with its domestic bank.

4.        ACQUISITION

          In April 1999, the Company signed an agreement to purchase certain assets and inventory totaling approximately $500,000 from the seafood importing subsidiary of Nissho Iwai Corporation. The acquisition increases the Company's presence in the seafood industry and allows the Company to sell not only shrimp but many other types of seafood, including lobster, crab, and salmon. This acquisition was accounted for under the purchase method.

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

          Information about the Company's operations by segment for the three and nine months ended September 30, 1999 and 1998 is as follows (in thousands):

                                                       Three Months            Nine Months
                                                   Ended September 30,     Ended September 30,
                                                    1999        1998        1999         1998
           Net Sales to unaffiliated customers
           Core materials segment                  $15,685     $13,192     $44,338     $39,685
           Seafood segment                           8,039       3,174      20,412      10,397
                                                   -------     -------     -------     -------
           Total net sales                         $23,724     $16,366     $64,750     $50,082
                                                   =======     =======     =======     =======

           Operating Income

           Core materials segment                  $ 1,668     $ 1,265     $ 3,030     $ 2,706
           Seafood segment                              46         170       1,197       1,010
                                                   -------     -------     -------     -------
           Total operating income                  $ 1,714     $ 1,435     $ 4,227     $ 3,716
                                                   =======     =======     =======     =======

6.        NEW ACCOUNTING STANDARDS

          Derivatives and Hedging Activities

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133,
          "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year.

          Under the amended pronouncement, the Company must adopt SFAS No. 133 no later than January 1, 2001. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's results of operations or financial condition.

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

            The Company's financial position remains strong. At September 30, 1999, the Company had working capital of $14.8 million compared to $13.8 million at December 31, 1998. Inventories and accounts receivable increased for the nine months as a result of the Company's growth and expansion into seafood importing. Notes payable also increased during the quarter; the increased borrowings were used to finance higher levels of working capital.


Results of Operations for the Three and Nine Months
Ended September 30, 1999 and 1998

            Total sales increased 45% and 29%, respectively, during the three and nine-month periods ended September 30, 1999 as compared to the same period in 1998. The increase was due to increased core materials sales and significant increases in seafood sales.

            Core material sales were $15,685,000 and $13,192,000 for the three months ended September 30, 1999 and 1998, respectively, and $44,338,000 and $39,685,000 for the nine months ended September 30, 1999 and 1998, respectively. The favorable economy continues to result in strong demand in all industries that use core materials, including the largest customer group, the boating industry. Many of the Company's end user markets, including boating, are highly cyclical. Demand within those industries is dependent upon, among other factors, inflation, interest rates and consumer confidence. Fluctuating interest rates and other changes in economic conditions make it difficult to forecast short or long range trends. The increase in core material sales in 1999 compared to 1998 was attributable to higher volume and, to a lesser extent, improved pricing.

            Seafood sales were $8,039,000 and $3,174,000 for the three months ended September 30, 1999 and 1998, respectively, and $20,412,000 and $10,397,000 for the nine months ended September 30, 1999 and 1998 respectively. The increase was the result of sales of seafood products from the Company's new import business, which began during the first quarter (see Note 4).

            The gross margin declined for the three and nine-month periods ended September 30, 1999 compared to the same period in 1998. The margins for the Company's core products improved slightly, primarily due to improved pricing. A disease, commonly called "White Spot" disease, has affected shrimp farms in South America and other parts of the world. This disease has resulted in lower revenues in 1999 because of 1) lower production at the Company's farms and 2) the Company is harvesting its production earlier (smaller sizes sell for less per pound than larger sizes). There has also been increased volatility in shrimp prices in 1999 as compared to 1998. Lower revenues have resulted in a lower gross margin for the three and nine months ended September 30,1999 as compared to 1998. The Company is taking all possible steps to mitigate the effect of this disease on its farms, but since other farms in South America are effected, no determination can be made as to its longevity and effect on shrimp prices in the marketplace.

            Selling, general and administrative (S,G&A) expenses as a percentage of sales declined in the first nine months of 1999 as compared to 1998. The import business, which began during the first quarter of 1999, had a lower percentage of S,G&A expenses as compared to the Company's historical relationship. This reduced S,G&A as a percentage of sales during the first nine months and is expected to continue during the remainder of 1999.

            Sales and expenses were affected in all periods by the different exchange rates applied in remeasuring the books of accounts of the Company's foreign subsidiaries.

            Interest expense decreased in the first nine months of 1999 as compared to 1998. In 1999, the Company's short-term borrowings for working capital purposes in Ecuador are primarily U.S. dollar denominated loans. In 1998, the Company borrowed money for working capital purposes in Ecuador in local currency (sucre) denominated loans. These sucre loans bear higher interest rates than U.S. dollar loans which was partially offset by gains resulting from the devaluation of the sucre. This practice of using sucre denominated loans increased interest expense in 1998 but also created a corresponding foreign exchange gain. The Company's interest rate on U.S. loans was lower in 1999 as compared to 1998 and its average borrowings were significantly higher in 1999 as compared to 1998. The level of borrowing in all periods is related to the Company's working capital needs and cash flows generated from operations.

            The Company had a foreign exchange loss of $181,000 and a gain of $499,000 for the nine month periods ended September 30, 1999 and 1998, respectively. Gains were lower in 1999 due mainly to the Company's shift in borrowings from sucre to dollar denominated loans described above. Translation gains and losses are mainly caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when remeasuring foreign currency balance sheets into U.S. dollars. The Company utilizes foreign exchange contracts to hedge certain inventory purchases. The Company does not enter into foreign currency transactions for speculative purposes. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange.

            The provision for income taxes was at the rate of 30% of pre-tax earnings for the three and nine months ended September 30, 1999 and 1998.

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

            Current plans call for the ERP system to be implemented in the U.S. only, not in the Company's European or Ecuadorian subsidiaries. The Company has identified all significant IT and non-IT applications that will require modification at these locations. The modifications were completed in Ecuador during the second quarter of 1999 and in Europe during the third quarter.

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

                 27.      Financial Data Schedule.

(B) Reports on Form 8-K:

                 No report has been filed during the nine months ended September 30, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      BALTEK CORPORATION
                                                      (Registrant)


Date:  November  12, 1999                             /s/Jacques Kohn
                                                      ---------------
                                                         Jacques Kohn
                                                         President



Date:  November  12, 1999                             /s/Ronald Tassello
                                                      ------------------
                                                         Ronald Tassello
                                                         Chief Financial Officer
                                                         and Treasurer