Form 10-K
period 1999-12-31
BALTEK CORP
filed 2000-03-24
CIK 9442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934


For the fiscal year ended                                 Commission File Number
December 31, 1999                                                  2-44764

                               BALTEK CORPORATION
             (Exact name of registrant as specified in its charter)



             Delaware                              13-2646117
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or  organization)               Identification No.)



                10 Fairway Court
                  P.O. Box 195                                  07647
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

                       Yes     [X]       No        [  ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the voting stock held by nonaffiliates on March 2, 2000 amounted to $7,355,000

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, March 2, 2000: 2,523,261 shares, Common Stock, $1.00 par value.

       Documents incorporated by reference: Portions of the registrant's proxy statement dated April 27, 2000 for use in connection with its 1999 annual meeting of stockholders are incorporated by reference in Part II of this Annual Report on Form 10-K to the extent set forth in items 10, 11, and 12 hereof.

                                     PART I

Item 1.           BUSINESS

Principal Products

         The registrant and its subsidiaries (hereinafter collectively referred to as the "Company") is a multinational manufacturing and marketing company. The Company operates in two lines of business: 1) supplying core materials, primarily balsa wood and balsa wood products, linear and cross-linked PVC foam products, and non-woven polyester mat, and 2) seafood, including aquaculture, the farming and processing of shrimp, and as an importer. The foam and mat products, together with the Company's balsa products, position the Company as a complete supplier to the composite structural core market. The core materials are typically used by the Company's customers to manufacture a variety of products by laminating metal or fiberglass reinforced plastic skins to both sides of the core material, thereby creating a sandwich structure. The products manufactured by the Company's customers include fiberglass boats, aircraft cargo pallets, aircraft flooring, fiberglass storage and processing tanks and fiberglass tub and shower bottoms. Balsa lumber is used mostly by the hobby industry to manufacture model airplanes.

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

         The Company's mat products are imported from Holland and Japan and resold without further manufacturing. These products are marketed as "Coremat" and "BaltekMat," principally to the pleasure boat industry.

         The Company is the sole North American source and nonexclusive distributor in Central and South America of Airex(R) (a registered trademark of Alusuisse Airex AG) and Airlite(TM), structural PVC foam products. The foam is purchased from Airex for further processing in the U.S. and is sold to customers as rigid or flexible panels in various thicknesses.

         The Company is also in the seafood business, including aquaculture and as an importer. The aquaculture business, specifically shrimp farming in Ecuador, South America, consists of a hatchery, two farms and a packing plant. Shrimp larvae are supplied by the hatchery to the farms, and after harvest, transferred to the packing plant for processing and shipment. The Company supplies frozen blocks that are purchased in wholesale quantities by importers and/or large processors. Typically these companies buy container loads of shrimp and then either distribute them to other users or process and redistribute them as cooked, breaded or repacked products. They are sold under their own brand names and to a very large network of smaller specialized users and retailers (supermarkets, restaurants, etc.). The Company also operates as a seafood importer, purchasing various types of seafood products such as shrimp, salmon and lobster from independent producers located throughout the world and shrimp from the Company's own farms. The products are then sold to customers, such as seafood distributors, primarily in the United States. The Company maintains a variety of products in inventory for the convenience of its customers in addition to arranging simultaneous shipments (purchases) from producers and sales to customers, commonly called "back-to-back" transactions. The import business is located in Northvale, New Jersey.

         All of the Company's balsa and shrimp are produced in Ecuador. The dependence on foreign countries for raw materials represents some inherent risks. However, the Company, or its predecessors, has operated without interruption in Ecuador since 1940. Operating in Ecuador has enabled the Company to produce raw materials at a reasonable cost in an atmosphere that has been favorable to exporters such as the Company. To mitigate the risk of operating in Ecuador, in 1999 the Company obtained a five-year expropriation insurance policy. This policy provides the Company coverage for its assets in Ecuador against expropriatory conduct (as defined in the policy) by the government of Ecuador. The amount of the recoverable loss is governed by the terms of the policy. Recent economic and political developments in Ecuador caused significant volatility in the value of the sucre in 1999, which continues into 2000. The value of the sucre was approximately 8,000 sucre to the U.S. dollar at January 1, 1999, and decreased to 25,000 sucre per dollar early in 2000. In 2000 the Ecuadorian government has announced plans to adopt the U.S. dollar as its national currency, a plan commonly being called "Dollarization". This plan requires government approval in Ecuador and the U.S. in addition to major operational changes in the Ecuadorian economy. It is not clear at this time if the plan will be implemented or precisely how certain aspects of Dollarization will be introduced. With the exception of Panama, no other country in Latin America has adopted the U.S. dollar as its national currency. Due to the significant uncertainty surrounding the plan, the effects of Dollarization on the Company, if implemented, cannot be determined at this time.


Principal Markets and Methods of Distribution

         The Company's balsa products are sold throughout the United States, Canada, Europe, Japan, Australia and Latin America to approximately 1,600 ultimate users. The foam and mat products are sold primarily in North America. The Company's salesmen are used extensively in the sale of its core material products. The Company makes approximately 30% of its domestic core material product sales directly. The remainder of the sales is handled through regional distributors in the United States, Europe, Canada and the Pacific Rim. Sales of Contourkore to customers outside the United States are handled through a wholly-owned Foreign Sales Corporation.

         The Company's shrimp is sold in the United States, Europe and Canada. In 1999, approximately 79% of the shrimp production was sold to the European market; the balance was sold to the U.S. and Canadian markets.

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

         The Company's shrimp business competes against many larger companies that produce shrimp through similar methods in addition to fishing for shrimp in the traditional method of trawling.

         The importing business competes against other companies, some substantially larger than the Company, which also import seafood products. Additionally, certain of these companies also act as their own processors, wholesalers or distributors, thus providing more services to the customer than the Company.

Material Customer

         No customer accounted for more than 10% of revenues in 1999, 1998 or 1997.

Backlog

         As of December 31, 1999 and 1998, the Company had a backlog of orders believed to be firm in the amounts of $9,607,000 and $12,488,000, respectively. The 1999 backlog is reasonably expected to be filled within the current fiscal year.

Sources and Availability of Raw Materials

         The Company acquires, partly from its own plantations and partly from others, substantially all of its balsa wood from western and coastal Ecuador, accessible by roads so that the balsa lumber can be transported by truck to its sawmills. The Company presently considers the timber standing in this area to be ample to supply all the Company's requirements in the foreseeable future. The Company may, however, make periodic purchases of land to supplement its existing plantations and provide for future growth. The Company also receives small quantities of balsa from other Latin American countries. The Company has experienced no difficulties in purchasing its foam and mat materials and anticipates that the manufacturers will be able to produce adequate quantities to meet demand. The resins, fiberglass and other materials used in the Company's manufacturing processes are available from numerous commercial sources. To date, the Company has experienced no difficulty in obtaining such materials needed for its operations.

         The Company owns and operates two shrimp farms and a shrimp hatchery in Ecuador for the production of a steady and plentiful supply of shrimp. The hatchery supplies substantially all the larvae required by the Company's ponds. The Company also owns a shrimp packing plant in Ecuador, thereby achieving complete vertical integration of the shrimp business. The import operations are able to purchase its products from a variety of producers and, with the exception of shrimp, are expected to have an adequate supply of seafood.

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

Estimated Research Costs

         The Company has incurred approximately $597,000 during 1999 for research and development, compared to expenditures of $609,000 in 1998 and $331,000 in 1997. All expenditures are related to the core materials segment. The Company continues to actively explore possible new applications of its core materials and new processes to improve the manufacturing of those products.

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

Employees

         The Company has 1,174 employees in Ecuador, 173 in the United States and 10 in Europe, aggregating 1,357 employees.

Seasonality

         The Company's business is not seasonal.

Classes of Products

         The following table sets forth the amount and percentage of net sales represented by each of the Company's product classes in each of the three years in the period ended December 31, 1999 (dollars in thousands):


                 Year         Core Materials       Seafood           Total

                 1999             $58,938          $27,089          $86,027
                                       69%              31%             100%
                 1998             $53,600          $14,095          $67,695
                                       79%              21%             100%
                 1997             $44,004          $12,136          $56,140
                                       78%              22%             100%

Segment Information

         The Company is engaged in two lines of business, that of manufacturing and supplying products which are used principally as the structural core material in composite applications in various industries, and in the seafood business, as a shrimp producer in Ecuador and as an importer.

         Reference is made to the information set forth in Note 11 to the Notes to Consolidated Financial Statements, Part II, Item 8 hereof, with respect to assets and operating results for different business segments.

Foreign Operations

         The Company, through its Ecuadorian subsidiaries, owns and operates five woodworking plants and approximately 14,510 acres of forest land in Ecuador. In addition, the Company owns and operates two shrimp farms on approximately 2,500 acres, a shrimp hatchery and a shrimp packing plant.

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

Item 2.           PROPERTIES

The Company owns or leases the properties indicated in the following table:

                                  Property and Location                            Status

One-story  concrete  and  steel  building  containing  the  Company's  principal   Leased
offices,  manufacturing plant and warehouse space,  approximately  85,000 square feet on 4-1/2 acres. (Northvale, New Jersey)

Approximately  94,000  square  feet of  warehouse  and  office  space  in  three   Leased
buildings. (Norwood and Northvale, New Jersey)

Woodworking  plant  housed  in  several  wood,  concrete  and  steel  buildings,   Owned
approximately 180,000 square feet. (Guayaquil, Ecuador)

Woodworking  plant  housed  in  several  wood,  concrete  and  steel  buildings,   Owned
approximately 30,000 square feet on 7 acres of land. (Guayaquil, Ecuador)

14,510 acres of timberland in Ecuador.                                             Owned

2,000 acres of land for shrimp  farming in Ecuador,  including 10 wood buildings   Owned
and one concrete building totaling approximately 11,000 square feet.

444 acres of land for shrimp farming in Ecuador,  including 4 concrete buildings   Leased
and 4 wood buildings totaling 4,357 square feet.

Shrimp hatchery housed in several concrete  buildings on 3.7 acres of land. (San   Owned
Pablo, Ecuador)

Shrimp packing plant housed in three  concrete and steel  buildings on 2.6 acres   Owned
of land. (Duran, Ecuador)

Woodworking  plant housed in four concrete and steel  buildings,  165,000 square   Owned
feet on  approximately  28 acres  of  land.  (Santo  Domingo  de los  Colorados,
Ecuador)

Woodworking  plant housed in four  concrete and steel  buildings,  62,000 square   Owned
feet on approximately 7 acres of land. (Manta, Ecuador)

Woodworking   plant  housed  in  one  wood  building,   26,000  square  feet  on   Owned
approximately 8 acres of land. (Quevedo, Ecuador)

Maintenance  facilities for the Balsa Raw Material  Department in a concrete and   Owned
wood building, 16,875 square feet.  (Quevedo, Ecuador)

Office space in concrete building, 8,489 square feet. (Guayaquil, Ecuador)         Owned

Office space in concrete building, 1,000 square feet.  (Croydon, U.K.).            Leased

Office space in stone and wood building, 2,000 square feet. (Paris, France)        Lease

         All of the above properties, except the shrimp farming land, hatchery and packing plant and approximately 2,000 square feet of office space in Northvale, New Jersey, are used in the core materials business.

         All of the Company's properties, plants and equipment are considered to be presently sufficient for their respective purposes.

Item 3.           LEGAL PROCEEDINGS

         Not applicable.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no submission of matters to a vote of security holders during the fourth quarter of 1999.

                                    PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the Symbol: BTEK. The following is the range of high and low prices for the last two years.

                                 1999                            1998
                         ---------------------           --------------------
                           HIGH         LOW               HIGH         LOW

1st Quarter              $10.44        $8.00             $10.50       $7.63
2nd Quarter               10.00         7.63              12.00        8.75
3rd Quarter               10.00         7.75              10.81        8.53
4th Quarter                8.25         7.00              11.75        9.75


         The Company had approximately 143 stockholders of record as of March 2, 2000.

         No cash dividends were paid during the past two years.

Item 6.           SELECTED FINANCIAL DATA

(Dollars in thousands except per share amounts)
YEARS ENDED DECEMBER 31,

                                              1999          1998           1997           1996          1995
                                              ----          ----           ----           ----          ----
Net sales                                $   86,027     $   67,695     $   56,140     $   48,366     $   45,784

Net income                                    2,816          3,259          1,841            450          1,962

Earnings per common share                      1.12           1.29            .73            .18            .78

Total assets                                 52,905         46,077         41,755         39,315         38,816

Long-term obligations                           591          1,581          3,015          1,957          1,993

Cash  dividends  declared per common
      share                                      --             --             --             --             --

Average shares outstanding                2,523,261      2,523,261      2,523,261      2,523,261      2,523,261

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of liquidity historically have been and are expected to continue to be cash flow generated from operations and available borrowings under short-term lines of credit. The Company increased its borrowing capacity under its domestic line of credit to $12.5 million in 1999. The Company also continues to have lines of credit in Ecuador and Europe totaling approximately $4.7 million. Working capital and borrowing requirements increased in 1999 and are expected to continue to increase as a result of the Company's expanded operations as a seafood importer as well as organic growth in its core material business. Capital expenditures are expected to be funded by a combination of cash generated from operations and outside financing, if necessary.

         The Company's financial position remains strong. At December 31, 1999, the Company had working capital of $14.8 million compared to $13.8 million at December 31, 1998. Cash was provided and used in varying amounts during the two-year period, principally as a result of changes in the elements of current assets and current liabilities and in the amount of cash provided by net income. Inventories and accounts receivable increased in 1999 due to the Company's expansion into the seafood import business. The Company's short-term borrowings, which were used to finance higher working capital requirements, also increased in 1999.

         Cash used in investing activities for the three-year period was due to investments in balsa plantations, purchase of new equipment in addition to replacement of old equipment and structural improvements of the shrimp ponds. The Company has no material commitments for capital expenditures.

         The Company had unused lines of credit of approximately $6.7 million with a domestic bank, approximately $1.6 million with Ecuadorian banks and approximately $0.7 million with European banks for working capital purposes. The Company expects that future operations and its unused lines of credit will provide sufficient resources to support its planned expansion and maintain its favorable liquid position.


RESULTS OF OPERATIONS FOR THE YEARS
ENDED DECEMBER 31, 1999, 1998 AND 1997

         Total sales increased 27%, 21% and 16% in 1999, 1998 and 1997, respectively. The gains in all three years were due to increased core materials and seafood sales.

         Core material sales were  $58,938,000,  $53,600,000  and $44,004,000 in
1999, 1998 and 1997, respectively. The continued robust economy has resulted in strong demand in all industries that use core materials, including the Company's largest customer group, the boating industry. Many of the Company's end user markets, including boating, are highly cyclical. Demand within those industries is dependent upon, among other factors, discretionary income, inflation, interest rates and consumer confidence. Fluctuating interest rates and other changes in economic conditions make it difficult to forecast short or long range trends. The increase in core material sales in 1999 compared to 1998 was attributable to higher pricing and volume.

         Seafood sales were  $27,089,000,  $14,095,000  and $12,136,000 in 1999,
1998 and 1997, respectively. The increase in 1999 was the result of sales of seafood products from the Company's import business, which began in the first quarter. The increases in 1998 and 1997 were the result of higher volume of shrimp shipped.

         The overall gross margin as a percentage of sales decreased in 1999 and increased in 1998 and 1997. The typical margin in the seafood import business is lower than the company's historical margins realized as a core materials producer/distributor and shrimp producer. The overall margin was therefore expected to decline in 1999 as a result of the Company's importing activities. The margin for the Company's core products remained approximately the same in 1999 after increasing in 1998 and 1997. The margins primarily improved due to improved pricing. The margins from shrimp sales decreased in 1999, 1998 and 1997. A virus, commonly called "White Spot" disease, has affected shrimp farms in South America and other parts of the world. This disease has resulted in lower revenues in 1999 because of 1) lower production at the Company's farms and
2) the Company is harvesting its production earlier (smaller sizes sell for less per pound than larger sizes). There has also been increased volatility in shrimp prices in 1999 as compared to 1998. Lower revenues have resulted in a lower gross margin for 1999 as compared to 1998. The Company is taking all possible steps to mitigate the effect of this disease on its farms, but since other farms in South America are effected, no determination can be made as to its longevity and effect on shrimp prices in the marketplace. The gross margin from shrimp sales decreased in 1998 and 1997. The decrease in margins in 1998 and 1997 is attributable to a higher volume of shrimp purchased from outside suppliers, which have lower margins than shrimp grown at the Company's own farms.

         Selling, general and administrative expenses as a percentage of sales declined in 1999, 1998 and 1997. The seafood import business, which began during the first quarter of 1999, has a lower percentage of S,G&A expenses to revenues as compared to the Company's historical relationship. This, as expected, reduced S,G&A expenses as a percentage of sales. The decline in all years, but primarily 1998 and 1997, was due to a better absorption of fixed expenses, primarily general and administrative expenses, as a result of increased sales.

         Sales and expenses were affected in all three years by the different exchange rates applied in translating the books of accounts of the Company's foreign subsidiaries.

         Interest expense decreased in 1999 after increasing in 1998 and 1997. In 1999, the Company's short-term borrowings for working capital purposes in Ecuador were primarily U.S. dollar denominated loans. Sucre-based loans were available on a limited basis during much of 1999. In 1998, the Company borrowed money for working capital purposes in Ecuador in local currency (sucre) denominated loans. The sucre-based loans bear higher interest rates than U.S. dollar loans, which was partially offset by gains resulting from the devaluation of the sucre. This practice increased interest expense in 1998 as compared to 1997 but created a corresponding foreign exchange gain. The Company's interest rate on U.S. loans was lower in 1999 and its average borrowings were significantly higher in 1999 as compared to 1998. The level of borrowing in all periods is related to the Company's working capital needs and cash flows generated from operations.

         The Company had a foreign exchange loss of $336,000 in 1999 compared to a gain in 1998 of $814,000 and a loss of $84,000 in 1997. Gains were lower in 1999 due mainly to the Company's shift from sucre based to dollar denominated loans described above. Translation gains and losses are mainly caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when translating foreign currency balance sheets into U.S. dollars. The Company utilizes foreign exchange contracts to hedge certain inventory purchases and may also employ certain strategies whose objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. The Company has not and does not intend to enter into foreign currency transactions for speculative purposes.

Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange.

         The effective income tax rate amounted to 32% in 1999, 26% in 1998 and 28% in 1997. Reconciliation of the effective rate with the U.S. statutory rate is detailed in Note 8 to the Notes to Consolidated Financial Statements.

Year 2000

         The Company experienced no major problems with its internal information technology ("IT") systems and non-IT systems, nor did it experience any problems with critical suppliers, customers and other third parties the Company utilizes for various processing functions. The costs of Year 2000 compliance did not have a material effect on its financial position or results of operations. There can be no assurance, however, that the Company or its' suppliers may not face future problems as a result of Year 2000 issues.

New Accounting Pronouncements


         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137. The statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Provisions of the statement are required to be adopted for years beginning after June 15, 2000. The Company is currently evaluating the impact of this statement on its financial position and results of operations.

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

Item 7a.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to various market risks, including changes in commodity prices, foreign currency fluctuations and interest rates. To manage the volatility associated with foreign currency purchases of materials created in the normal course of business, the Company enters into a limited number of derivative hedging transactions. Gains and losses related to qualifying hedges of foreign currency firm commitments are deferred and included in the basis of the underlying transactions. The deferred gains and losses on these instruments at December 31, 1999 were not material. The Company does not hold or issue derivative financial instruments for speculative purposes.

         In addition, in order to hedge currency exposures related to the net investments in foreign subsidiaries, the Company utilizes local currency and U.S. dollar denominated financing entered into by the subsidiaries. The Company manages interest rate cost relating to these financings by using variable interest rates. Although the use of variable interest rate bearing debt instruments has the potential for market risk, the Company's overall interest rate exposure as of and during the year ended December 31, 1999 would not be materially affected by a near-term change in interest rates.

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

                  (b)                             Reports on Form 8-K

                                                  No  reports  on Form  8-K were
                                                  filed by or on  behalf  of the
                                                  registrant   for  the  quarter
                                                  ended  December 31, 1999,  the
                                                  last  quarter  in  the  period
                                                  covered by this Annual  Report
                                                  on Form 10-K.

                  (c)                             List of Exhibits

                  Exhibit No.                     Item

                   3.2                            Articles   of    Incorporation
                                                  (By-laws),  filed  as  Exhibit
                                                  3.2 to Registration  Statement
                                                  on Form S-1(Reg.  No. 2-44764)
                                                  is   incorporated   herein  by
                                                  reference

                   10.1 Revolving Loan and Security Agreement between the Company and Summit Bank, dated December 21, 1999 *


                  21                              Subsidiaries of Registrant *

                  27                              Financial Data Schedule *


                  *  Filed herewith

                                   SIGNATURES



Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                         BALTEK CORPORATION
                                                              Registrant



                                                 By  /s/ Jacques Kohn
                                                    -----------------
                                                         Jacques Kohn,
                                                         President
                                                         Director



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

Dated:  March 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

By  /s/ Jacques Kohn                       By  /s/ Benson J. Zeikowitz
    -----------------                          -----------------------
     Jacques Kohn,                              Benson J. Zeikowitz
     Director                                   Director

By  /s/ Margot W. Kohn                     By  /s/ William F. Nicklin
    -------------------                        ----------------------
     Margot W. Kohn,                            William F. Nicklin
     Director                                   Director

By  /s/ Henri-Armand Kohn                  By  /s/ Jean J. Kohn
    ----------------------                     ----------------
     Henri-Armand Kohn,                         Jean J. Kohn
     Director                                   Director

By  /s/ Bernard J. Wald
    --------------------
     Bernard J. Wald
     Director













Dated March 22, 2000