Form 10-Q
period 2000-03-31
BALTEK CORP
filed 2000-05-12
CIK 9442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------

                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000

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

       Common shares of stock outstanding as of May 8, 2000: 2,523,261 shares

BALTEK CORPORATION and subsidiaries

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                            Page

PART I.  FINANCIAL INFORMATION:

     ITEM 1.  FINANCIAL STATEMENTS:

       Consolidated  Balance  Sheets as of March 31, 2000 and  December 31,
            1999                                                               1

       Consolidated  Statements  of Income and  Retained  Earnings  for the
            Three Months Ended March 31, 2000 and 1999.                        2

       Consolidated  Statements  of Cash Flows for the Three  Months  Ended
            March 31, 2000 and 1999.                                           3

       Notes to Consolidated Financial Statements                              4

     ITEM 2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              6

PART II.  OTHER INFORMATION:

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 8

     SIGNATURES                                                                9

                                 BALTEK CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands, except per share data)
---------------------------------------------------------------------------------------------------
                                                                           March 31,   December 31,
ASSETS                                                                        2000         1999
CURRENT ASSETS:
  Cash and cash equivalents                                                 $ 2,321     $   967
  Accounts receivable, net                                                    9,983       9,285
  Inventories                                                                16,656      18,478
  Prepaid expenses                                                              614         551
  Other                                                                         809       1,185
                                                                            -------     -------

           Total current assets                                              30,383      30,466

PROPERTY, PLANT AND EQUIPMENT, Net                                           13,275      13,565

TIMBER AND TIMBERLANDS                                                        8,087       8,200

OTHER ASSETS                                                                    656         674
                                                                            -------     -------

           Total assets                                                     $52,401     $52,905
                                                                            =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                             $ 8,353     $ 8,079
  Accounts payable                                                            4,117       4,821
  Income tax payable                                                            223         211
  Accrued salaries, wages and bonuses payable                                   480       1,211
  Accrued expenses and other liabilities                                        828         683
  Current portion of long-term debt                                              39         199
  Current portion of obligation under capital lease                             424         415
                                                                            -------     -------

           Total current liabilities                                         14,464      15,619

OBLIGATION UNDER CAPITAL LEASE                                                  434         547

LONG-TERM DEBT                                                                   51          44

UNION EMPLOYEE TERMINATION BENEFITS                                              91          99
                                                                            -------     -------

           Total liabilities                                                 15,040      16,309
                                                                            -------     -------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par; 5,000,000 shares authorized and unissued          --          --
                                                                            -------     -------
  Common stock, $1.00 par; 10,000,000 shares authorized,
    2,523,261 shares issued and outstanding                                   2,523       2,523
  Additional paid-in capital                                                  2,157       2,157
  Retained earnings                                                          32,681      31,916
                                                                            -------     -------

           Total stockholders' equity                                        37,361      36,596
                                                                            -------     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $52,401     $52,905
                                                                            =======     =======

See notes to consolidated financial statements.

                       BALTEK CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                  (Dollars in Thousands, except per share data)

                                                           Three Months
                                                          Ended March 31,
                                                     2000              1999
                                                 -----------        -----------
NET SALES                                        $    21,225        $    18,099

COST OF PRODUCTS SOLD                                 16,216             13,396

SELLING , GENERAL AND
  ADMINISTRATIVE EXPENSES                              3,550              3,624
                                                 -----------        -----------
            Operating income                           1,459              1,079
                                                 -----------        -----------
OTHER INCOME (EXPENSE):
   Interest expense                                     (204)              (262)
   Foreign exchange (loss) gain                         (134)                13
   Other, net                                              4                 --
                                                 -----------        -----------
            Total                                       (334)              (249)
                                                 -----------        -----------
INCOME BEFORE INCOME TAXES                             1,125                830

INCOME TAX PROVISION                                     360                249
                                                 -----------        -----------
NET INCOME                                               765                581

RETAINED EARNINGS,
  BEGINNING OF PERIOD                                 31,916             29,100
                                                 -----------        -----------
RETAINED EARNINGS,
  END OF PERIOD                                  $    32,681        $    29,681
                                                 ===========        ===========
AVERAGE SHARES OUTSTANDING                         2,523,261          2,523,261
                                                 ===========        ===========
EARNINGS PER COMMON SHARE, BASIC
  and DILUTED                                    $       .30        $      0.23
                                                 ===========        ===========


See notes to consolidated financial statements.

                           BALTEK CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (Dollars in Thousands)
---------------------------------------------------------------------------------------
                                                                       Three Months
                                                                      Ended March 31,
                                                                    2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $   765      $   581
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                      836          767
    Foreign exchange loss (gain)                                       134          (13)
    Deferred taxes                                                      --           12
    Changes in assets and liabilities, net of the effect of
     foreign currency translation:
        Accounts receivable                                           (703)      (2,761)
        Income taxes                                                    11          (22)
        Inventories                                                  1,823       (1,252)
        Prepaid expenses and other current assets                      312         (174)
        Other assets                                                    18          (19)
        Accounts payable and accrued expenses                       (1,290)         655
        Other                                                           (8)         (52)
                                                                   -------      -------

           Net cash provided by (used in) operating activities       1,898       (2,278)
                                                                   -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net acquisitions of property, plant and equipment                   (258)        (447)
  Increase in timber and timberlands                                  (150)        (183)
                                                                   -------      -------

           Net cash used in investing activities                      (408)        (630)
                                                                   -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable, net                                       274        3,985
  Borrowings of long-term debt                                          --           --
  Payments of long-term debt                                          (177)        (411)
  Principal payments under capital lease                              (104)         (95)
                                                                   -------      -------

           Net cash (used in) provided by financing activities          (7)       3,479
                                                                   -------      -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (129)           8
                                                                   -------      -------

NET INCREASE IN
  CASH AND CASH EQUIVALENTS                                          1,354          579

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                  967        1,056
                                                                   -------      -------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                    $ 2,321      $ 1,635
                                                                   =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                       $    73      $   211
                                                                   =======      =======

    Income taxes                                                   $   283      $   208
                                                                   =======      =======

See notes to consolidated financial statements.

BALTEK CORPORATION and subsidIaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The information included in the accompanying interim financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K.


2.    INVENTORIES

      Inventories are summarized as follows (amounts in thousands):

                                      March 31,       December 31,
                                        2000               1999

       Raw materials                  $ 5,407            $ 5,260
       Work-in-process                  2,522              3,050
       Finished goods                   8,727             10,168
                                      -------            -------

                                      $16,656            $18,478
                                      =======            =======


3.    SEGMENT INFORMATION

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

      Information about the Company's operations by segment for the three months ended March 31, 2000 and 1999 is as follows (amounts in thousands):

                                                   Three Months
                                                  Ended March 31,
                                                 2000         1999
     Net Sales to unaffiliated customers
     Core materials segment                    $ 16,060     $ 13,374
     Seafood segment                              5,165        4,725
                                               --------     --------
     Total net sales                           $ 21,225     $ 18,099
                                               ========     ========

     Operating Income
     Core materials segment                    $  1,670     $    513
     Seafood segment                               (211)         566
                                               --------     --------
     Total operating income                    $  1,459     $  1,079
                                               ========     ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The primary sources of liquidity historically have been and are expected to continue to be cash flow generated from operations and available borrowings under short-term lines of credit. The Company increased its borrowing capacity under its domestic line of credit to $12.5 million in December 1999. The Company also continues to have lines of credit in Ecuador and Europe totaling approximately $4.7 million. Working capital and borrowing requirements increased in 1999 and are expected to continue to increase as a result of the Company's expanded operations as a seafood importer as well as organic growth in its core material business. Capital expenditures are expected to be funded by a combination of cash generated from operations and outside financing, if necessary.

         The Company's financial position remains strong. At March 31, 2000, the Company had working capital of $15.9 million compared to $14.8 million at December 31, 1999. The Company believes cash flows from operations and funds available under its existing domestic and foreign credit facilities will be adequate to meet the Company's needs during 2000.

Results of Operations for the Three Months
Ended March 31, 2000 and 1999

         Total sales increased 17% during the three-month period ended March 31, 2000 as compared to the same period in 1999. The increase was due to increased core materials and seafood sales.

         Core material sales were $16,060,000 and $13,374,000 for the three months ended March 31, 2000 and 1999, respectively. The favorable economy continues to result in strong demand in all industries that use core materials, including the largest customer group, the boating industry. Many of the Company's end user markets, including boating, are highly cyclical. Demand within those industries is dependent upon, among other factors, discretionary income, inflation, interest rates and consumer confidence. Fluctuating interest rates and other changes in economic conditions make it difficult to forecast short or long range trends. The increase in core material sales in 2000 compared to 1999 was attributable to higher volume.

         Seafood sales were $5,165,000 and $4,725,000 for the three months ended March 31, 2000 and 1999, respectively. The increase was the result of sales of seafood products from the Company's new import business, which began during the first quarter of 1999. These sales offset a decline in sales of shrimp during the quarter.

         The overall gross margin as a percentage of sales decreased in 2000 as compared to 1999. The typical margin in the seafood import business is lower than the company's historical margins realized as a core materials manufacturer/distributor and shrimp producer. The overall margin was therefore expected to decline in 2000 as compared to 1999 and prior years as a result of the Company's importing activities. The margin for the Company's core products remained approximately the same in 2000 as compared to last year. The margins from seafood sales decreased in the three months ended March 31, 2000 as compared to the period ended March 31, 1999. The "White Spot" virus continued to affect the Company's shrimp farms during the first quarter, resulting in significantly less revenues than historical levels. Lower revenues have resulted in a lower gross margin for 2000 as compared to 1999. The Company is taking all possible steps to mitigate the effect of this disease on its farms, but since other farms in South America are affected, no determination can be made as to its longevity and effect on shrimp prices in the marketplace.

         Selling, general and administrative expenses as a percentage of sales decreased in first quarter of 2000 as compared to 1999. The seafood import business, which began during the first quarter of 1999, had a lower percentage of S,G&A expenses to revenues as compared to the Company's historical relationship. This, as expected, reduced S,G&A expenses as a percentage of sales.

         Sales and expenses were affected in all periods by the different exchange rates applied in remeasuring the books of accounts of the Company's foreign subsidiaries.

         Interest expense decreased in the first quarter of 2000 as compared to 1999. In the three months ended March 31, 2000 and 1999, the Company's short-term borrowings for working capital purposes in Ecuador were primarily U.S. dollar denominated loans. The interest rates on U.S. dollar and sucre denominated loans was significantly lower in 2000 compared to the first quarter of 1999. The Company's interest rate on U.S. loans was higher in 2000 and its average borrowings were higher in 2000 as compared to 1999. The level of borrowing in all periods is related to the Company's working capital needs and cash flows generated from operations.

         The Company had a foreign exchange loss of $134,000 and a gain of $13,000 for the periods ended March 31, 2000 and 1999, respectively. Translation gains and losses are mainly caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when remeasuring foreign currency balance sheets into U.S. dollars. The Company utilizes foreign exchange contracts to hedge certain inventory purchases. The Company does not enter into foreign currency transactions for speculative purposes. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange.

         The provision for income taxes was at the rate of 32% and 30% of pre-tax earnings for the quarters ended March 31, 2000 and 1999, respectively.


Ecuador - Dollarization

         The Ecuadorian government has announced plans to adopt the U.S. dollar as its national currency, a plan commonly being called "Dollarization". On April 1, 2000 the government began taking the steps necessary to implement its Dollarization plan. In accordance with the local regulations the Company has begun the process of converting its accounting and financial books and records from the sucre to the U.S. dollar. This process is expected to be completed during the second quarter of this year.

         It is not clear at the present time how certain aspects of Dollarization will be implemented and how they will affect the Ecuadorian economy. Because of these uncertainties, the effect of Dollarization on the Company cannot be determined at this time.

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

PART II.  OTHER INFORMATION.........


Item 6.   Exhibits and Reports on Form 8-K

(A)       Exhibits:

          11. An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

          27.   Financial Data Schedule.

(B)       Reports on Form 8-K:

          No report has been filed during the three months ended March 31, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BALTEK CORPORATION
                                         (Registrant)


Date:  May 12, 2000                      /s/Jacques Kohn
                                         ---------------
                                         Jacques Kohn
                                         President



Date:  May 12, 2000                      /s/Ronald Tassello
                                         ------------------
                                         Ronald Tassello
                                         Chief Financial Officer and Treasurer