Form 10-Q
period 2000-06-30
BALTEK CORP
filed 2000-08-11
CIK 9442

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2000

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

               10 Fairway Court, P.O. Box 195, Northvale, NJ 07647
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 767-1400
              (Registrant's telephone number, including area code)

(Former  name,  former  address and formal  fiscal year,  if changed  since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No

    Common shares of stock outstanding as of August 9, 2000: 2,523,261 shares

BALTEK CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                         Page

PART I.  FINANCIAL INFORMATION:

    ITEM 1.  FINANCIAL STATEMENTS:

       Consolidated Balance Sheets as of June 30, 2000
         and December 31, 1999............................................1

       Consolidated Statements of Income and Retained
         Earnings for the Three and Six Months
         Ended June 30, 2000 and 1999.....................................2

       Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2000 and 1999.....................................3

       Notes to Consolidated Financial Statements.........................4

    ITEM 2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations..........................................6

PART II.  OTHER INFORMATION:

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........8

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................8

      SIGNATURES..........................................................9

                       BALTEK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, except per share data)
--------------------------------------------------------------------------------

                                                               June 30,     December 31,
ASSETS                                                           2000          1999
                                                              (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                     $ 1,459      $   967
  Accounts receivable, net                                       11,109        9,285
  Inventories                                                    17,768       18,478
  Prepaid expenses                                                  440          551
  Other                                                           1,008        1,185
                                                                -------      -------

           Total current assets                                  31,784       30,466

PROPERTY, PLANT AND EQUIPMENT, Net                               13,042       13,565

TIMBER AND TIMBERLANDS                                            7,958        8,200

OTHER ASSETS                                                        641          674
                                                                -------      -------

           Total assets                                         $53,425      $52,905
                                                                =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                 $ 8,272      $ 8,079
  Accounts payable                                                4,376        4,821
  Income tax payable                                               --            211
  Accrued salaries, wages and bonuses payable                       752        1,211
  Accrued expenses and other liabilities                            919          683
  Current portion of long-term debt                                  37          199
  Current portion of obligation under capital lease                 438          415
                                                                -------      -------

           Total current liabilities                             14,794       15,619

OBLIGATION UNDER CAPITAL LEASE                                      317          547

LONG-TERM DEBT                                                       43           44

UNION EMPLOYEE TERMINATION BENEFITS                                 102           99
                                                                -------      -------

           Total liabilities                                     15,256       16,309
                                                                -------      -------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par; 5,000,000 shares
    authorized and unissued                                        --           --
  Common stock, $1.00 par; 10,000,000 shares authorized,
    2,523,261 shares issued and outstanding                       2,523        2,523
  Additional paid-in capital                                      2,157        2,157
  Retained earnings                                              33,489       31,916
                                                                -------      -------

           Total stockholders' equity                            38,169       36,596
                                                                -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $53,425      $52,905
                                                                =======      =======

 See notes to consolidated financial statements.

                       BALTEK CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                  (Dollars in Thousands, except per share data)
--------------------------------------------------------------------------------

                                       Three Months                   Six Months
                                      Ended June 30,                Ended June 30,
                                   2000           1999           2000           1999

NET SALES                      $    23,911    $    22,927    $    45,136    $    41,026

COST OF PRODUCTS SOLD               18,732         18,055         34,948         31,451

SELLING , GENERAL AND
  ADMINISTRATIVE EXPENSES            3,655          3,438          7,205          7,062
                               -----------    -----------    -----------    -----------

            Operating income         1,524          1,434          2,983          2,513
                               -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
   Interest expense                   (236)          (371)          (440)          (633)
   Foreign exchange loss              (100)           (23)          (234)           (11)
   Other, net                            1              2              5              3
                               -----------    -----------    -----------    -----------

            Total                     (335)          (392)          (669)          (641)
                               -----------    -----------    -----------    -----------


INCOME BEFORE INCOME TAXES           1,189          1,042          2,314          1,872

INCOME TAX PROVISION                   381            313            741            562
                               -----------    -----------    -----------    -----------

NET INCOME                             808            729          1,573          1,310

RETAINED EARNINGS,
  BEGINNING OF PERIOD               32,681         29,681         31,916         29,100
                               -----------    -----------    -----------    -----------

RETAINED EARNINGS,
  END OF PERIOD                $    33,489    $    30,410    $    33,489    $    30,410
                               ===========    ===========    ===========    ===========

AVERAGE SHARES OUTSTANDING       2,523,261      2,523,261      2,523,261      2,523,261
                               ===========    ===========    ===========    ===========

EARNINGS PER COMMON SHARE      $      0.32    $      0.29    $      0.62    $      0.52
                               ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

                       BALTEK CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)
-------------------------------------------------------------------------------

                                                                      Six Months
                                                                    Ended June 30,
                                                                   2000       1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $ 1,573    $ 1,310
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                  1,669      1,618
    Foreign exchange loss                                            234         11
    Deferred taxes                                                   --          25
    Changes in assets and liabilities, net of the effect of
     foreign currency translation and acquisition:
        Accounts receivable                                       (1,827)    (2,605)
        Inventories                                                  711     (4,501)
        Prepaid expenses and other current assets                    425        212
        Other assets                                                  33        (22)
        Accounts payable and accrued expenses                       (676)     2,415
        Income taxes payable                                        (348)       (74)
        Other                                                          2        (78)
                                                                 -------    -------

           Net cash provided by (used in) operating activities     1,796     (1,689)
                                                                 -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net acquisitions of property, plant and equipment                 (592)    (1,366)
  Increase in timber and timberlands                                (286)      (416)
  Acquisition of assets of seafood import business                   --        (491)
                                                                 -------    -------

           Net cash used in investing activities                    (878)    (2,273)
                                                                 -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable, net                                     193      5,510
  Borrowings of long-term debt                                       --         --
  Payments of long-term debt                                        (187)      (581)
  Principal payments under capital lease                            (207)      (191)
                                                                 -------    -------

           Net cash (used in) provided by financing activities      (201)     4,738
                                                                 -------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (225)       (20)
                                                                 -------    -------

NET INCREASE IN
  CASH AND CASH EQUIVALENTS                                          492        756

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                967      1,056
                                                                 -------    -------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                  $ 1,459    $ 1,812
                                                                 =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                     $   415    $   529
                                                                 =======    =======

    Income taxes                                                 $ 1,025    $   535
                                                                 =======    =======

See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


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

2.   INVENTORIES

     Inventories are summarized as follows (amounts in thousands):

                                    June 30,     December 31,
                                      2000          1999

      Raw materials                 $ 5,508       $  5,260
      Work-in-process                 2,566          3,050
      Finished goods                  9,694         10,168
                                    --------      --------
                                    $17,768       $ 18,478
                                    ========      ========

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

     Information about the Company's operations by segment for the three and six months ended June 30, 2000 and 1999 is as follows (in thousands):

                                           Three Months             Six Months
                                           Ended June 30,         Ended June 30,
                                          2000        1999       2000        1999
Net Sales to unaffiliated customers

Core materials segment                  $ 16,385    $ 15,279   $ 32,445    $ 28,653
Seafood segment                            7,526       7,648     12,691      12,373
                                        --------    --------   --------    --------
Total net sales                         $ 23,911    $ 22,927   $ 45,136    $ 41,026
                                        ========    ========   ========    ========

Operating Income

Core materials segment                  $  1,841    $    849   $  3,511    $  1,362
Seafood segment                             (317)        585       (528)      1,151
                                        --------    --------   --------    --------
Total operating income                  $  1,524    $  1,434   $  2,983    $  2,513
                                        ========    ========   ========    ========

4.   NEW ACCOUNTING STANDARDS

     Derivatives and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year, and in June 2000 amended the standard to provide guidance on its implementation.

     Under the amended standard, we must adopt SFAS No. 133 no later than January 1, 2001. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's results of operations or financial condition.

     Revenue Recognition

     In December 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented in the fourth quarter of 2000. The company is currently reviewing this guidance in order to determine the impact of its provisions, if any, on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

      The primary sources of liquidity historically have been and are expected to continue to be cash flow generated from operations and available borrowings under short-term lines of credit. The Company increased its borrowing capacity under its domestic line of credit to $12.5 million in December 1999. The Company also continues to have lines of credit in Ecuador and Europe totaling approximately $4.7 million. Working capital and borrowing requirements increased in 1999 and are expected to continue to increase throughout 2000 as a result of the Company's expanded operations as a seafood importer as well as organic growth in its core material business. Capital expenditures are expected to be funded by a combination of cash generated from operations and outside financing, if necessary.

        The Company's financial position remains strong. At June 30, 2000, the Company had working capital of $17.0 compared to $14.8 million at December 31, 1999. Inventories and accounts receivable increased during the quarter as a result of the Company's growth and expansion into seafood importing.

Results of Operations for the Three and Six Months
Ended June 30, 2000 and 1999

        Total sales increased 4 % and 10 %, respectively, during the three and six-month periods ended June 30, 2000 as compared to the same period in 1999. The increase was due to increased core materials and seafood sales.

        Core material sales were $16,385,000 and $15,279,000 for the three months ended June 30, 2000 and 1999, respectively, and $32,445,000 and $28,653,000 for the six months ended June 30, 2000 and 1999, respectively. The favorable economy continues to result in strong demand in all industries that use core materials, including the largest customer group, the boating industry. Many of the Company's end user markets, including boating, are highly cyclical. Demand within those industries is dependent upon, among other factors, discretionary income, inflation, interest rates and consumer confidence. Fluctuating interest rates and other changes in economic conditions make it difficult to forecast short or long range trends. The increase in core material sales in 2000 compared to 1999 was attributable principally to higher volume.

        Seafood sales were $7,526,000 and $7,648,000 for the three months ended June 30, 2000 and 1999, respectively, and $12,691,000 and $12,373,000 for the six months ended June 30, 2000 and 1999 respectively. The increase in the six-month period ended June 30, 2000 was the result of sales of seafood products from the Company's new import business, which began during the first quarter of 1999. These sales offset a decline in sales of shrimp during the quarter and the six-month period.

        The overall gross margin as a percentage of sales increased for the three-month period and decreased for the six-month period ended June 30, 2000 as compared to the same periods in 1999. The typical margin in the seafood import business is lower than the Company's historical margins realized as a core materials manufacturer/distributor and shrimp producer. The margin for the Company's core products increased in the three and six-month periods ended June 30, 2000 as compared to last year. The margins from seafood sales decreased in the three and six-month periods ended June 30, 2000 as compared to the same periods in 1999. The "White Spot" virus continued to affect the Company's shrimp farms during the first six months of 2000, resulting in significantly less revenues than historical levels. Lower revenues have resulted in a lower gross margin for 2000 as compared to 1999. The Company is taking all possible steps to mitigate the effect of this disease on its farms, but since other farms in Latin America are affected, no determination can be made as to its longevity and effect on shrimp prices in the marketplace.

        Selling, general and administrative (S,G&A) expenses as a percentage of sales declined in the first six months of 2000 as compared to 1999. The seafood import business, which began during the first quarter of 1999, had a lower percentage of S,G&A expenses as compared to the Company's historical relationship. This, as expected, reduced S,G&A expenses as a percentage of sales.

        Sales and expenses were affected in all periods by the different exchange rates applied in remeasuring the books of accounts of the Company's foreign subsidiaries.

        Interest expense decreased in the first six months of 2000 as compared to 1999. In the six months ended June 30, 2000 and 1999, the Company's short-term borrowings for working capital purposes in Ecuador were primarily U.S. dollar denominated loans. The interest rates on U.S. dollar and sucre denominated loans were significantly lower in 2000 compared to the first six months of 1999. The Company's interest rate on U.S. loans was higher in 2000 and its average borrowings were higher in 2000 as compared to 1999. The level of borrowing in all periods is related to the Company's working capital needs and cash flows generated from operations.

        The Company had a foreign exchange loss of $234,000 and $11,000 for the six month periods ended June 30, 2000 and 1999, respectively. Translation gains and losses are mainly caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when remeasuring foreign currency balance sheets into U.S. dollars. The Company utilizes foreign exchange contracts to hedge certain inventory purchases. The Company does not enter into foreign currency transactions for speculative purposes. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange.

        The provision for income taxes was at the rate of 32% and 30% of pre-tax
earnings   for  the  three  and  six  months  ended  June  30,  2000  and  1999, respectively.

Ecuador - Dollarization

         The Ecuadorian government has announced plans to adopt the U.S. dollar as its national currency, a plan commonly being called "Dollarization". On April 1, 2000, the government began taking the steps necessary to implement its Dollarization plan. It is expected that the sucre will be completely removed from circulation by September 30, 2000. In accordance with the local regulations, the Company has converted its accounting and financial books and records from the sucre to the U.S. dollar.

        It is not clear at the present time how certain aspects of Dollarization will be implemented and how they will affect the Ecuadorian economy. Because of these uncertainties, the effect of Dollarization on the Company cannot be determined at this time.

                                    * * * * *

Forward Looking Statements - Cautionary Factors

        The foregoing discussion and analysis contains forward-looking statements regarding the Company. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, economic conditions in the United States, Europe and Ecuador that affect relative interest rates, foreign exchange rates and other costs and prices related to the Company's businesses.

PART II.  OTHER INFORMATION..


Item 4.   Submission of Matters to a vote of Security Holders

          On May 25, 2000, the Company conducted its annual meeting of shareholders. Of the 2,523,261 shares of the Company's common stock entitled to vote at the meeting, 2,369,571 shares were present at the meeting in person or by proxy.

          The seven people designated by the Company's board of directors as nominees for director were elected, with voting as follows:

               Nominee                   Votes For       Votes Withheld
               -------                   ---------       --------------
               Jacques Kohn              2,332,528          37,043
               Jean Kohn                 2,332,528          37,043
               Henri-Armand Kohn         2,332,928          36,643
               Margot W. Kohn            2,332,253          37,318
               William F. Nicklin        2,332,928          36,643
               Bernard J. Wald           2,331,653          37,918
               Benson J. Zeikowitz       2,332,528          37,043

          Stockholders voted to ratify the appointment of Deloitte & Touche LLP as the independent auditors for the Company for the year ending December 31, 2000. There were 2,362,907 shares voted in favor of ratification, 6,464 votes against and 200 abstentions.

Item 6.   Exhibits and Reports on Form 8-K

(A)      Exhibits:

         11. An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

         27. Financial Data Schedule.

(B)      Reports on Form 8-K:

         No report has been filed during the six months ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BALTEK CORPORATION
                                  (Registrant)

Date:  August  11, 2000                 /s/ Jacques Kohn
                                  -------------------------------------
                                            Jacques Kohn
                                            President


Date:  August  11, 2000                 /s/ Ronald Tassello
                                  -------------------------------------
                                            Ronald Tassello
                                  Chief Financial Officer and Treasurer