Form 10-Q
period 2000-09-30
BALTEK CORP
filed 2000-11-14
CIK 9442

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ To ______________

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

Yes [X]        No [ ]


   Common shares of stock outstanding as of November 8, 2000: 2,523,261 shares

BALTEK CORPORATION and subsidiaries

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                 Page
PART I.  FINANCIAL INFORMATION:

     ITEM 1.  FINANCIAL STATEMENTS:

        Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999...................1

        Consolidated Statements of Income and Retained Earnings for the Three and Nine Months
           Ended September 30, 2000 and 1999.........................................................2

        Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2000 and 1999.........................................................3

        Notes to Consolidated Financial Statements...................................................4

     ITEM 2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................................................7

PART II.  OTHER INFORMATION:

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................9

      SIGNATURES.....................................................................................10


                       BALTEK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, except per share data)
 -------------------------------------------------------------------------------

                                                                             September 30,     December 31,
                                                                                 2000              1999
                                                                              (Unaudited)
 ASSETS

 CURRENT ASSETS:
  Cash and cash equivalents                                                     $ 1,552          $   967
  Accounts receivable, net                                                        9,927            9,285
  Inventories                                                                    19,261           18,478
  Prepaid expenses                                                                  579              551
  Other                                                                           1,426            1,185
                                                                                -------          -------

           Total current assets                                                  32,745           30,466

PROPERTY, PLANT AND EQUIPMENT, Net                                               12,849           13,565

TIMBER AND TIMBERLANDS                                                            8,299            8,200

OTHER ASSETS                                                                        712              674
                                                                                -------          -------

           Total assets                                                         $54,605          $52,905
                                                                                =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                                 $ 8,700          $ 8,079
  Accounts payable                                                                4,369            4,821
  Income tax payable                                                                 --              211
  Accrued salaries, wages and bonuses payable                                     1,021            1,211
  Accrued expenses and other liabilities                                            833              683
  Current portion of long-term debt                                                  42              199
  Current portion of obligation under capital lease                                 452              415
                                                                                -------          -------

           Total current liabilities                                             15,417           15,619

OBLIGATION UNDER CAPITAL LEASE                                                      199              547

LONG-TERM DEBT                                                                       56               44

UNION EMPLOYEE TERMINATION BENEFITS                                                 113               99
                                                                                -------          -------

           Total liabilities                                                     15,785           16,309
                                                                                -------          -------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par; 5,000,000 shares authorized and unissued               --               --
  Common stock, $1.00 par; 10,000,000 shares authorized,
    2,523,261 shares issued and outstanding                                       2,523            2,523
  Additional paid-in capital                                                      2,157            2,157
  Retained earnings                                                              34,140           31,916
                                                                                -------          -------

           Total stockholders' equity                                            38,820           36,596
                                                                                -------          -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $54,605          $52,905
                                                                                =======          =======

          See notes to consolidated financial statements.

                       BALTEK CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                  (Dollars in Thousands, except per share data)
--------------------------------------------------------------------------------


                                                     Three Months                       Nine Months
                                                  Ended September 30,               Ended September 30,
                                                 2000           1999              2000              1999

NET SALES                                   $   22,213     $   23,724       $    67,349       $    64,750

COST OF PRODUCTS SOLD                           17,286         18,514            52,234            49,965

SELLING , GENERAL AND
  ADMINISTRATIVE EXPENSES                        3,661          3,496            10,866            10,558
                                            ----------     ----------       -----------       -----------

            Operating income                     1,266          1,714             4,249             4,227
                                            ----------     ----------       -----------       -----------

OTHER INCOME (EXPENSE):
   Interest expense                               (220)          (353)             (660)             (986)
   Foreign exchange loss                           (88)          (170)             (322)             (181)
   Other, net                                       (1)            --                 4                 3
                                            ----------     ----------       -----------       -----------

            Total                                 (309)          (523)             (978)           (1,164)
                                            ----------     ----------       -----------       -----------

INCOME BEFORE INCOME TAXES                         957          1,191             3,271             3,063

INCOME TAX PROVISION                               306            357             1,047               919
                                            ----------     ----------       -----------       -----------

NET INCOME                                         651            834             2,224             2,144

RETAINED EARNINGS,
  BEGINNING OF PERIOD                           33,489         30,410            31,916            29,100
                                            ----------     ----------       -----------       -----------

RETAINED EARNINGS,
  END OF PERIOD                             $   34,140     $   31,244       $    34,140       $    31,244
                                            ==========     ==========       ===========       ===========

AVERAGE SHARES OUTSTANDING                   2,523,261      2,523,261         2,523,261         2,523,261
                                            ==========     ==========       ===========       ===========

BASIC AND DILUTED
EARNINGS PER COMMON SHARE                   $     0.26     $     0.33       $      0.88       $      0.85
                                            ==========     ==========       ===========       ===========


See notes to consolidated financial statements.

                       BALTEK CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                        Nine Months
                                                                    Ended September 30,
                                                                     2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $ 2,224      $ 2,144
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                    2,327        2,528
    Foreign exchange loss                                              322          181
    Deferred taxes                                                      --           37
    Changes in assets and liabilities, net of the effect of
     foreign currency translation and acquisition:
        Accounts receivable                                           (670)      (3,972)
        Inventories                                                   (783)      (4,161)
        Prepaid expenses and other current assets                      116          288
        Other assets                                                   (37)         (15)
        Accounts payable and accrued expenses                         (426)       1,282
        Income taxes payable                                          (593)        (202)
        Other                                                           27          (67)
                                                                   -------      -------

           Net cash provided by (used in) operating activities       2,507       (1,957)
                                                                   -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net acquisitions of property, plant and equipment                   (982)      (1,895)
  Increase in timber and timberlands                                  (685)        (720)
  Acquisition of assets of seafood import business                      --         (491)
                                                                   -------      -------

           Net cash used in investing activities                    (1,667)      (3,106)
                                                                   -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable, net                                       621        7,070
  Borrowings of long-term debt                                          --           --
  Payments of long-term debt                                          (199)        (776)
  Principal payments under capital lease                              (311)        (286)
                                                                   -------      -------

         Net cash provided by financing activities                     111        6,008
                                                                   -------      -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (366)         (53)
                                                                   -------      -------
NET INCREASE IN
  CASH AND CASH EQUIVALENTS                                            585          892

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                  967        1,056
                                                                   -------      -------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                    $ 1,552      $ 1,948
                                                                   =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                       $   660      $   903
                                                                   =======      =======

    Income taxes                                                   $ 1,502      $ 1,051
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


2.    INVENTORIES

      Inventories are summarized as follows (amounts in thousands):

                                             September  30,       December 31,
                                                      2000               1999

       Raw materials                               $ 5,673            $ 5,260
       Work-in-process                               2,353              3,050
       Finished goods                               11,235             10,168
                                                  --------             ------

                                                   $19,261            $18,478
                                                 =========            =======


3.    NOTES PAYABLE

      The Company's domestic credit facility, which by its original terms expired on September 30, 2000, has been extended until December 31, 2000. All other terms and conditions of the expired facility remain the same. The Company is currently discussing the terms of a new facility with its bank.

4.    LEASES

      During the quarter ended September 30, 2000, the Company signed leases for two plant facilities in Northvale, New Jersey. The Company signed a new lease, which expires in 2010, for its existing plant facility. The lease commences in 2002 at the expiration of the current lease agreement. The lease contains a five-year renewal option, a fair market purchase option, and provides that the Company pay all real estate taxes, maintenance, insurance and other costs related to the facility.

      The Company also signed a lease agreement for an 80,000 square foot office and plant facility located in Northvale, New Jersey. The lease began in September 2000, and expires in 2010. The lease contains two five-year renewal options and provides that the Company pays facility-related costs such as taxes, insurance, and maintenance.

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

      Information about the Company's operations by segment for the three and nine months ended September 30, 2000 and 1999 is as follows (in thousands):


                                                Three Months                 Nine Months
                                             Ended September 30,         Ended September 30,

                                               2000        1999          2000            1999
     Net Sales to unaffiliated customers
     Core materials segment                 $ 15,600    $ 15,685      $ 48,045        $ 44,338
     Seafood segment                           6,613       8,039        19,304          20,412
                                            --------    --------      --------        --------
     Total net sales                        $ 22,213    $ 23,724      $ 67,349        $ 64,750
                                            ========    ========      ========        ========

     Operating Income
     Core materials segment                   $1,603     $ 1,668       $ 5,114         $ 3,030
     Seafood segment                           (337)          46         (865)           1,197
                                              ------     -------       -------         -------
     Total operating income                   $1,266     $ 1,714       $ 4,249         $ 4,227
                                              ======     =======       =======         =======

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The primary sources of liquidity historically have been and are expected to continue to be cash flow generated from operations and available borrowings under short-term lines of credit. The Company increased its borrowing capacity under its domestic line of credit to $12.5 million in December 1999. This credit line, which by its original terms expired on September 30, 2000, has been extended to December 31, 2000. The Company also continues to have lines of credit in Ecuador and Europe totaling approximately $4.7 million. Working capital and borrowing requirements increased in 1999 and are expected to continue to increase throughout 2000 as a result of the Company's expanded operations as a seafood importer as well as organic growth in its core material business. Capital expenditures are expected to be funded by a combination of cash generated from operations and outside financing, if necessary.

The Company's financial position remains strong. At September 30, 2000, the Company had working capital of $17.3 compared to $14.8 million at December 31, 1999. For the year-to-date period, both inventories and accounts receivable increased as a result of the Company's growth and expansion into seafood importing.


Results of Operations for the Three and Nine Months
Ended September 30, 2000 and 1999

Total sales decreased 6 % and increased 4 %, respectively, during the three and nine-month periods ended September 30, 2000 as compared to the same period in 1999.

Core material sales were $15,600,000 and $15,685,000 for the three months ended September 30, 2000 and 1999, respectively, and $48,045,000 and $44,338,000 for the nine months ended September 30, 2000 and 1999, respectively. The favorable economy continues to result in strong demand in all industries that use core materials, including the largest customer group, the boating industry. Many of the Company's end user markets, including boating, are highly cyclical. Demand within those industries is dependent upon, among other factors, discretionary income, inflation, interest rates and consumer confidence. Fluctuating interest rates and other changes in economic conditions make it difficult to forecast short or long range trends. The increase in core material sales in 2000 compared to 1999 was attributable principally to higher volume.

The Company's revenues for the quarter and nine months ended September 30, 2000 were negatively affected by the fluctuation of foreign currencies, particularly those of its European subsidiaries, compared to the U.S. dollar.

Seafood sales were $6,613,000 and $8,039,000 for the three months ended September 30, 2000 and 1999, respectively, and $19,304,000 and $20,412,000 for the nine months ended September 30, 2000 and 1999 respectively. Sales increased during the quarter and nine months from the Company's import business, which began during the first quarter of 1999. These sales offset a decline in sales of shrimp during the quarter and the nine-month period.

The overall gross margin as a percentage of sales increased for the three-month period and decreased for the nine-month period ended September 30, 2000 as compared to the same periods in 1999. The typical margin in the seafood import business is lower than the Company's historical margins realized as a core materials manufacturer/distributor and shrimp producer. The margin for the Company's core products increased in the three and nine-month periods ended September 30, 2000 as compared to last year. The margins from seafood sales decreased in the three and nine-month periods ended September 30, 2000 as compared to the same periods in 1999. The "White Spot" virus continued to affect the Company's shrimp farms during the first nine months of 2000, resulting in significantly less revenues than historical levels. Lower revenues have resulted in a lower gross margin for 2000 as compared to 1999. The Company is taking all possible steps to mitigate the effect of this disease on its farms, but since other farms in Latin America are affected, no determination can be made as to its longevity and effect on shrimp prices in the marketplace.

A decline in shrimp market prices during the quarter also adversely affected the Company's margins from its seafood import business.

Selling, general and administrative (S,G&A) expenses as a percentage of sales declined slightly in the first nine months of 2000 as compared to 1999. In dollar terms, S,G&A expenses have increased during the three and nine months ended September 30, 2000 as a result of the Company's growth. Further increases in S,G&A expenses are anticipated, but as a percentage of sales are not expected to change significantly.

Sales and expenses were affected in all periods by the different  exchange rates
applied  in  remeasuring  the  books  of  accounts  of  the  Company's   foreign
subsidiaries.

Interest expense decreased in the first nine months of 2000 as compared to 1999. The Company's average borrowings for working capital purposes were lower in 2000 as compared to 1999. Interest rates in the U.S. were higher in 2000; interest rates on U.S. dollar denominated loans in Ecuador were substantially lower in 2000 as compared to 1999. The level of borrowing in all periods is related to the Company's working capital needs and cash flows generated from operations.

The Company had a foreign exchange loss of $322,000 and $181,000 for the nine-month periods ended September 30, 2000 and 1999, respectively. Translation gains and losses are mainly caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when remeasuring foreign currency balance sheets into U.S. dollars. The Company utilizes foreign exchange contracts to hedge certain inventory purchases. The Company does not enter into foreign currency transactions for speculative purposes. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange.

The provision for income taxes was at the rate of 32% and 30% of pre-tax earnings for the three and nine months ended September 30, 2000 and 1999, respectively.

Ecuador - Dollarization

The Ecuadorian government has completed its plans to adopt the U.S. dollar as its national currency. During the month of September 2000, the U.S. dollar officially replaced the Sucre, and the Sucre was removed from circulation. In accordance with the local regulations, the Company has converted its accounting and financial books and records from the Sucre to the U.S. dollar.

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

Item 6.   Exhibits and Reports on Form 8-K

(A)       Exhibits:

    10.1.1   -- First  Amendment  to Revolving  Loan and  Security  Agreement
                dated   September  30,  2000  between  Baltek   Corporation  and
                Crustacea Corporation, collectively, as Borrower, and Summit Bank, as Lender.

    10.1.2   -- Substitute  Revolving  Credit Note dated  September 30, 2000
                between   Baltek   Corporation   and   Crustacea    Corporation,
                collectively, as Borrower, and Summit Bank, as Lender.

    10.2     -- Lease  Agreement  dated  September  18,  2000  between  the
                Company, as Tenant, and Edro  Associates, as Landlord.

    10.3     -- Amendment  to Lease dated August 17, 2000 between the  Company, as Tenant,  and  Northvale 1997 Associates, L.L.C., as Landlord.

    10.4     -- Executive Employment Agreement dated June 1, 2000 between the
                Company and Ronald Tassello.

    10.5     -- Executive Employment Agreement dated June 1, 2000 between the
                Company and Thomas Preisel.

    10.6     -- Executive Employment Agreement dated June 1, 2000 between the
                Company and Antonio Diaz.

    11       -- An exhibit showing the  computation of per-share  earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

    27       -- Financial Data Schedule.


 (B)      Reports on Form 8-K:

        No report has been filed during the nine months ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BALTEK CORPORATION
                                        (Registrant)


Date:  November  13, 2000                /s/ Jacques Kohn
                                        --------------------------------
                                        Jacques Kohn
                                        President



Date:  November  13, 2000                /s/ Ronald Tassello
                                        -----------------------------------
                                        Ronald Tassello
                                        Chief Financial Officer and Treasurer