Form 10-K
period 2000-12-31
BALTEK CORP
filed 2001-03-30
CIK 9442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



  For the Fiscal Year Ended                            Commission file number
    December 31, 2000                                         2-44764

                               BALTEK CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                        13-2646117
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

             10 Fairway Court
               P.O. Box 195                                   07647
          Northvale, New Jersey                             (Zip Code)
 (Address of principal executive offices)

                  Registrant's telephone number: (201) 767-1400

          Securities Registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.00 Par Value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
    --------       --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates on March 2, 2001 amounted to $9,622,000.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, March 7, 2001: 2,523,261 shares, Common Stock, $1.00 par value.

     Documents incorporated by reference: Portions of the registrant's proxy statement dated April 27, 2001 for use in connection with its 2001 annual meeting of stockholders are incorporated by reference in Part II of this Annual Report on Form 10-K to the extent set forth in items 10, 11 and 12 hereof.

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

         All of the Company's balsa and shrimp are produced in Ecuador. The dependence on foreign countries for raw materials represents some inherent risks. However, the Company, or its predecessors, has operated without interruption in Ecuador since 1940. Operating in Ecuador has enabled the Company to produce raw materials at a reasonable cost in an atmosphere that has been favorable to exporters such as the Company. To mitigate the risk of operating in Ecuador, in 1999, the Company obtained a five-year expropriation insurance policy. This policy provides the Company coverage for its assets in Ecuador against expropriatory conduct (as defined in the policy) by the government of Ecuador. The amount of the recoverable loss is governed by the terms of the policy. During the year 2000, Ecuador adopted the U.S. dollar as its national currency, replacing the sucre. The Company realized a one-time benefit from the devaluation of the sucre when Ecuador converted its currency to the dollar. In accordance with local regulations, the Company has converted its accounting and financial records from the sucre to the dollar.

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

         For the years ended December 31, 2000 and 1999, approximately 61% and 79% respectively, of the shrimp production was sold to the European market; the balance was sold to the U.S. and Canadian markets through the Company's seafood importing subsidiary.

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

Material Customer

         No customer accounted for more than 10% of revenues in 2000, 1999 or 1998.

Backlog

         As of December 31, 2000 and 1999, the Company had a backlog of orders believed to be firm in the amounts of $9,071,000 and $9,607,000, respectively. The 2000 backlog is reasonably expected to be filled within the current fiscal year.

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

         The Company owns and operates two shrimp farms and a shrimp hatchery in Ecuador for the production of shrimp. The Company's production of shrimp has been negatively effected by the "White Spot" virus in 1999 and 2000. The hatchery supplies substantially all the larvae required by the Company's ponds. The Company also owns a shrimp packing plant in Ecuador, thereby achieving complete vertical integration of the shrimp business. The import operations are able to purchase its products from a variety of producers and, with the exception of shrimp, are expected to have an adequate supply of seafood.

Patents, Trademarks and Licenses

         The Company features its registered trademark "Belcobalsa(R)" for lumber, dimension stock, and bonded panels and blocks, "Contourkore(R)", "LamPrep(R)" and "AL-600/10(R)" for the flexible wood block mat, "Durakore(R)", a balsa hardwood composite, "D100(R)" for rigid end-grain panels and "Decolite(R)" a balsa composite panel used as an alternative to plywood, and low-density laminate bulkers, marketed as "BaltekMat(R)".

         The Company also features "Airlite(TM)", a cross-linked PVC foam, "AIREX(R)"(registered trademark of Alusuisse Airex AG), a linear foam and "Coremat(R)", also a low-density laminate bulker.

Estimated Research Costs

         The Company has incurred approximately $565,000 during 2000 for research and development, compared to expenditures of $597,000 in 1999 and $609,000 in 1998. All expenditures are related to the core materials segment. The Company continues to actively explore possible new applications of its core materials and new processes to improve the manufacturing of those products.

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

Employees

         The Company has 1,120 employees in Ecuador, 182 in the United States, 10 in Europe and one in Japan, aggregating 1,313 employees.

Seasonality

         The Company's business is not seasonal.

Classes of Products

         The following table sets forth the amount and percentage of net sales represented by each of the Company's product classes in each of the three years in the period ended December 31, 2000 (dollars in thousands):

  Year               Core Materials         Seafood                Total
  2000                  $63,175             $25,885              $89,060
                             71%                 29%                 100%
  1999                  $58,938             $27,089              $86,027
                             69%                 31%                 100%
  1998                  $53,600             $14,095              $67,695
                             79%                 21%                 100%

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

Foreign Operations

         The Company, through its Ecuadorian subsidiaries, owns and operates five woodworking plants and approximately 15,773 acres of forest land in Ecuador. In addition, the Company owns and operates two shrimp farms on approximately 2,300 acres, a shrimp hatchery and a shrimp packing plant.

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

         The Company operates sales offices in France, the United Kingdom, Denmark, Japan and Uruguay.

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

Item 2.   PROPERTIES

The Company owns or leases the properties indicated in the following table:

                                  Property and Location                                         Status
One-story  concrete  and steel  building  containing  the  Company's  principal  offices,       Leased
manufacturing  plant and  warehouse  space,  approximately  85,000  square  feet on 4-1/2 acres. (Northvale, New Jersey)

Approximately  124,000  square feet of  warehouse  and office  space in three  buildings.       Leased
(Norwood and Northvale, New Jersey)

Woodworking  plant housed in several wood,  concrete and steel  buildings,  approximately        Owned
180,000 square feet.  (Guayaquil, Ecuador)

Woodworking  plant housed in several wood,  concrete and steel  buildings,  approximately        Owned
30,000 square feet on 7 acres of land.  (Guayaquil, Ecuador)

15,773 acres of timberland in Ecuador.                                                           Owned

1,800 acres of land for shrimp  farming in Ecuador,  including 10 wood buildings                 Owned
and one concrete building totaling approximately 11,000 square feet.

444 acres of land for shrimp  farming in Ecuador,  including  4 concrete  buildings and 4       Leased
wood buildings totaling 4,357 square feet.

Shrimp  hatchery housed in several  concrete  buildings on 3.7 acres of land. (San Pablo,        Owned
Ecuador)

Shrimp packing plant housed in three  concrete and steel  buildings on 2.6 acres of land.        Owned
(Duran, Ecuador)

Woodworking  plant housed in four concrete and steel  buildings,  165,000  square feet on        Owned
approximately 28 acres of land.  (Santo Domingo de los Colorados, Ecuador)

Woodworking  plant housed in four  concrete and steel  buildings,  62,000  square feet on        Owned
approximately 7 acres of land.  (Manta, Ecuador)

Woodworking  plant housed in one wood  building,  26,000 square feet on  approximately  8        Owned
acres of land.  (Quevedo, Ecuador)

                                  Property and Location                                         Status
Maintenance  facilities  for the Balsa Raw  Material  Department  in a concrete  and wood        Owned
building, 16,875 square feet.  (Quevedo, Ecuador)

Office space in concrete building, 8,489 square feet. (Guayaquil, Ecuador)                       Owned

Office space in concrete building, 1,000 square feet.  (Croydon, U.K.).                         Leased

Office space in stone and wood building, 2,000 square feet. (Paris, France)                     Leased

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no submission of matters to a vote of security holders during the fourth quarter of 2000.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the Symbol: BTEK. The following is the range of high and low prices for the last two years.

                             2000                           1999
                    ------------------------       -----------------------
                        HIGH          LOW              HIGH         LOW

1st Quarter           $ 8.75       $ 7.31            $10.44       $8.00
2nd Quarter             7.88         6.38             10.00        7.63
3rd Quarter             7.38         6.50             10.00        7.75
4th Quarter             7.75         6.75              8.25        7.00


         The Company had approximately 130 stockholders of record as of March 7, 2001.

         No cash dividends were paid during the past two years.

Item 6.  SELECTED FINANCIAL DATA

(Dollars in thousands except per share amounts)
YEARS ENDED DECEMBER 31,

                                           2000           1999         1998            1997           1996
                                        ---------       ---------    ---------      ----------     ---------
Net sales                                 $89,060         $86,027      $67,695         $56,140       $48,366

Net income                                  2,882           2,816        3,259           1,841           450

Earnings per common share                    1.14            1.12         1.29            .73            .18

Total assets                               57,531          52,905       46,077          41,755        39,315

Long-term obligations                         128             591        1,581           3,015         1,957

Cash  dividends  declared per common
      share                                     -               -            -               -             -

Average shares outstanding              2,523,261       2,523,261    2,523,261       2,523,261     2,523,261

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The primary sources of liquidity historically have been and are expected to continue to be cash flow generated from operations and available borrowings under short-term lines of credit. Effective January 1, 2001, the Company increased its borrowing capacity under its domestic line of credit to $16.5 million. The Company also continues to have lines of credit in Ecuador and Europe totaling approximately $4.6 million. Working capital and borrowing requirements increased in 2000 and are expected to continue to increase as a result of the Company's expanded operations as a seafood importer as well as organic growth in its core material business. Capital expenditures are expected to be funded by a combination of cash generated from operations and outside financing, if necessary.

         The Company's financial position remains strong. At December 31, 2000, the Company had working capital of $16.6 million compared to $14.8 million at December 31, 1999. Cash was provided and used in varying amounts during the two-year period, principally as a result of changes in the elements of current assets and current liabilities and in the amount of cash provided by net income. Inventories and accounts receivable increased in both years due to the Company's expansion into the seafood import business. The Company's short-term borrowings, which were used to finance higher working capital requirements, also increased in 2000.

         Cash used in investing activities for the three-year period was due to investments in balsa plantations, purchase of new equipment in addition to replacement of old equipment and structural improvements of the shrimp ponds. The Company has no material commitments for capital expenditures.

         The Company had unused lines of credit of approximately $5.7 million with a domestic bank, approximately $0.2 million with Ecuadorian banks and approximately $0.6 million with European banks for working capital purposes. The Company expects that future operations and its unused lines of credit will provide sufficient resources to support its planned expansion and maintain its favorable liquid position.

RESULTS OF OPERATIONS FOR THE YEARS
ENDED DECEMBER 31, 2000, 1999 AND 1998

         Total sales increased 4%, 27% and 21% in 2000, 1999 and 1998, respectively. The gains in all three years were due to increased core materials sales and higher seafood sales in 1999 and 1998.

         Core material sales were  $63,175,000,  $58,938,000  and $53,600,000 in
2000, 1999 and 1998, respectively. The continued robust economy has resulted in strong demand in all industries that use core materials, including the Company's largest customer group, the boating industry. Many of the Company's end user markets, including boating, are highly cyclical. Demand within those industries is dependent upon, among other factors, discretionary income, inflation, interest rates and consumer confidence. Fluctuating interest rates and other changes in economic conditions make it difficult to forecast short or long range trends. The increase in core material sales in 2000 compared to 1999 was due to higher volume.

         The Company's revenues for the year ended December 31, 2000 were negatively affected by the fluctuation of foreign currencies, particularly those of its European subsidiaries, compared to the U.S. dollar.

         Seafood sales were  $25,885,000,  $27,089,000  and $14,095,000 in 2000,
1999 and 1998, respectively. The decrease in 2000 was the result of a significant decline in sales of shrimp, partially offset by improved sales of seafood products from the Company's import business. The amount of shrimp produced at the Company's farms in 2000 declined by 62% compared to 1999 and 66% compared to 1998, as described below. The increase in 1999 was due to sales from the import business, and the increase in 1998 due to a higher volume of shrimp shipped.

         The overall gross margin as a percentage of sales remained the same in 2000 compared to 1999, decreased in 1999 and increased in 1998. The typical margin in the seafood import business is lower than the Company's historical margins realized as a core materials producer/distributor and shrimp producer. The overall margin is therefore determined not only by the margins in each segment but also by the mix of seafood and materials sales. The margin for the Company's core products improved in 2000 and remained approximately the same in 1999 after increasing in 1998. The margins improved due to improved pricing and, in 2000, due to the one-time benefit realized from the devaluation of the sucre when Ecuador converted its national currency to the U.S. dollar. The margins from seafood sales decreased in 2000, 1999 and 1998. The White Spot virus continued to negatively affect the shrimp farms, resulting in significantly lower production and revenues. The Company is taking all possible steps to mitigate the effect of this disease on its farms but no definitive determination can be made as to its longevity and affect on shrimp prices in the marketplace. The decrease in margins in 1998 is attributable to a higher volume of shrimp purchased from outside suppliers, which have lower margins than shrimp grown at the Company's own farms. A decline in shrimp market prices during 2000 also adversely affected the Company's margins from its seafood import business.

         Selling, general and administrative expenses as a percentage of sales increased in 2000 after declining in 1999 and 1998. S,G&A increased in 2000 primarily as a result of increases in selling expenses. In dollar terms S,G&A expenses have increased as a result of the Company's growth. The seafood import business, which began during the first quarter of 1999, had a lower percentage of S,G&A expenses to revenues as compared to the Company's historical relationship. This, as expected, reduced S,G&A expenses as a percentage of sales in 1999 and 1998.

         Sales and expenses were affected in all three years by the different exchange rates applied in translating the books of accounts of the Company's foreign subsidiaries.

         Interest expense decreased in 2000 and 1999 after increasing in 1998. In 2000 and 1999, the Company's short-term borrowings for working capital purposes in Ecuador were primarily U.S. dollar denominated loans. In 1998, the Company borrowed money for working capital purposes in Ecuador in local currency (sucre) denominated loans. The sucre-based loans bear higher interest rates than U.S. dollar loans, which was partially offset by gains resulting from the devaluation of the sucre. This practice increased interest expense in 1998 but created a corresponding foreign exchange gain. The Company's interest rate on U.S. loans was higher in 2000 and its average borrowings were lower in 2000 as compared to 1999. The level of borrowing in all periods is related to the Company's working capital needs and cash flows generated from operations.

         The Company had a foreign exchange loss of $328,000 and $336,000 in 2000 and 1999, respectively, compared to a gain in 1998 of $814,000. Gains were realized in 1998 due mainly to the Company's sucre based loans described above. Translation gains and losses are mainly caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when translating foreign currency balance sheets into U.S. dollars. The Company utilizes foreign exchange contracts to hedge certain inventory purchases and may also employ certain strategies whose objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. The Company has not and does not intend to enter into foreign currency transactions for speculative purposes. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange.

         The effective income tax rate amounted to 37% in 2000, 27% in 1999 and 26% in 1998. Reconciliation of the effective rate with the U.S. statutory rate is detailed in Note 8 to the Notes to Consolidated Financial Statements.

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

                         New Accounting Pronouncements

         Statement of financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, was adopted by the Company on January 1, 2001. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. Adoption of these new accounting standards will result in a one time cumulative after-tax reduction in net income of approximately $35,000 and other comprehensive income of approximately $16,000 in the first quarter of fiscal 2001 for the initial adoption of SFAS 133, as amended. The adoption will also impact assets and liabilities recorded in the Company's consolidated balance sheet.

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

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to various market risks, including changes in commodity prices, foreign currency fluctuations and interest rates. To manage the volatility associated with foreign currency purchases of materials created in the normal course of business, the Company enters into a limited number of derivative hedging transactions. Gains and losses related to qualifying hedges of foreign currency firm commitments are deferred and included in the basis of the underlying transactions. The deferred gains and losses on these instruments at December 31, 2000 were not material.

         The majority of the Company's working capital borrowings at December 31, 2000 were subject to variable interest rates. The Company entered into an interest rate swap in 2000 to manage a portion of its exposure to fixed versus floating interest rates. The Company's policy is to use foreign currency and interest rate derivative instruments to the extent necessary to manage exposures. The Company does not hold or issue derivative financial instruments for speculative purposes.

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

(b)              Reports on Form 8-K

                 No reports on Form 8-K were filed by or on behalf of the registrant for the quarter ended December 31, 2000, the last quarter in the period covered by this Annual Report on Form 10-K.

                                  EXHIBIT INDEX

3.2      Articles  of   Incorporation   (By-laws),   filed  as  Exhibit  3.2  to
         Registration Statement on Form S-1(Reg. No. 2-44764) is incorporated herein by reference

10.1 Revolving Loan and Security Agreement between the Company and Summit Bank, dated December 21, 1999 (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31,
         1999).

10.1.1 First Amendment to Revolving Loan and Security Agreement dated September 30, 2000 between Baltek Corporation and Crustacea Corporation, collectively, as Borrower, and Summit Bank, as Lender (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000).

10.1.2 Substitute Revolving Credit Note dated September 30, 2000 between Baltek Corporation and Crustacea Corporation, collectively, as Borrower, and Summit Bank, as Lender (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000).

10.1.3 Second Amendment to Revolving Loan and Security Agreement dated December 31, 2000 between Baltek Corporation and Crustacea Corporation, collectively, as Borrower, and Summit Bank, as Lender *.

10.1.4   Second Substitute Revolving Credit Note dated December 31, 2000 between
         Baltek  Corporation  and  Crustacea   Corporation,   collectively,   as
         Borrower, and Summit Bank, as Lender *

10.2 Lease Agreement dated September 18, 2000 between the Company, as Tenant, and Edro Associates, as Landlord (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000).

10.3 Amendment to Lease dated August 17, 2000 between the Company, as Tenant, and Northvale 1997 Associates, L.L.C., as Landlord (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000).

10.4 Executive Employment Agreement dated June 1, 2000 between the Company and Ronald Tassello (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30,
         2000).

10.5 Executive Employment Agreement dated June 1, 2000 between the Company and Thomas Preisel (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30,
         2000).

10.6 Executive Employment Agreement dated June 1, 2000 between the Company and Antonio Diaz (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000).

10.7 Agreement dated March 5, 2001 between the Company and Jacques Kohn, Jean Kohn and Bernard Kohn *

21       Subsidiaries *

         * Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  BALTEK CORPORATION
                                                     Registrant

                                                  By   /s/ Jacques Kohn
                                                     ----------------------
                                                        Jacques Kohn,
                                                        President
                                                        Director



                                                  By  /s/ Ronald Tassello
                                                     -----------------------
                                                        Ronald Tassello,
                                                        Controller (Principal
                                                        Financial Officer and
                                                        Principal Accounting
                                                        Officer)


Dated:  March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

By  /s/ Jacques Kohn                          By  /s/ Benson J. Zeikowitz
    --------------------------------              ------------------------------
     Jacques Kohn,                                 Benson J. Zeikowitz
     Director                                      Director

By  /s/ Margot W. Kohn                        By  /s/ William F. Nicklin
    --------------------------------              ------------------------------
     Margot W. Kohn,                               William F. Nicklin
     Director                                      Director

By  /s/ Henri-Armand Kohn                     By  /s/ Jean J. Kohn
    --------------------------------              -----------------
     Henri-Armand Kohn,                            Jean J. Kohn
     Director                                      Director

By  /s/ Bernard J. Wald
    --------------------------------
     Bernard J. Wald
     Director

Dated March 29, 2001