Form 10-Q
period 2001-03-31
BALTEK CORP
filed 2001-05-15
CIK 9442

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended March 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ____________________ To ________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No ____


     Common shares of stock outstanding as of May 11, 2001: 2,456,822 shares

BALTEK CORPORATION and subsidiaries

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                                 Page
                                                                                                                 ----
PART I.  FINANCIAL INFORMATION:

     ITEM 1.  FINANCIAL STATEMENTS:
        Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.....................................1

        Consolidated Statements of Income and Retained Earnings for the Three Months
           Ended March 31, 2001 and 2000...........................................................................2

        Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2001 and 2000...........................................................................3

        Notes to Consolidated Financial Statements.................................................................4

     ITEM 2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations..................................................................................7

PART II.  OTHER INFORMATION:

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................................................10

     SIGNATURES...................................................................................................11

                       BALTEK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                 March 31,    December 31,
                              ASSETS                                               2001          2000
                                                                                (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                                      $  1,540       $  1,338
  Accounts receivable, net                                                         10,885         10,370
  Inventories                                                                      18,191         20,421
  Prepaid expenses                                                                    504            539
  Other                                                                             2,402          1,779
                                                                                 --------       --------

           Total current assets                                                    33,522         34,447

PROPERTY, PLANT AND EQUIPMENT, Net                                                 13,231         13,062

TIMBER AND TIMBERLANDS                                                              9,211          9,073

OTHER ASSETS                                                                          942            949
                                                                                 --------       --------

TOTAL ASSETS                                                                     $ 56,906       $ 57,531
                                                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                                  $ 11,580       $ 10,605
  Accounts payable                                                                  2,992          3,863
  Income tax payable                                                                   --            143
  Accrued salaries, wages and bonuses payable                                         468          1,190
  Accrued expenses and other liabilities                                            1,885          1,494
  Current portion of long-term debt                                                    49             44
  Current portion of obligation under capital lease                                   436            465
                                                                                 --------       --------

           Total current liabilities                                               17,410         17,804

OBLIGATION UNDER CAPITAL LEASE                                                         15             82

LONG-TERM DEBT                                                                         31             46

UNION EMPLOYEE TERMINATION BENEFITS                                                   149            121
                                                                                 --------       --------

           Total liabilities                                                       17,605         18,053
                                                                                 --------       --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par; 5,000,000 shares authorized and unissued               --               --
  Common stock, $1.00 par; 10,000,000 shares
    authorized, 2,523,261 issued and outstanding                                    2,523          2,523
  Additional paid-in capital                                                        2,157          2,157
  Retained earnings                                                                35,144         34,798
  Accumulated other comprehensive loss                                                (18)            --
  Treasury stock, at cost: 66,439 shares                                             (505)            --
                                                                                 --------       --------

           Total stockholders' equity                                              39,301         39,478
                                                                                 --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 56,906       $ 57,531
                                                                                 ========       ========

                 See notes to consolidated financial statements.

                       BALTEK CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                  (Dollars in Thousands, except per share data)
--------------------------------------------------------------------------------

                                                                        Three Months
                                                                       Ended March 31,
                                                             2001                           2000
NET SALES                                                $    21,151                   $    21,225

COST OF PRODUCTS SOLD                                         16,348                        16,216

SELLING , GENERAL AND
  ADMINISTRATIVE EXPENSES                                      3,995                         3,550
                                                         -----------                   -----------

            Operating income                                     808                         1,459
                                                         -----------                   -----------

OTHER INCOME (EXPENSE):
   Interest expense                                             (260)                         (204)
   Foreign exchange gain (loss)                                    2                          (134)
   Other, net                                                     (1)                            4
                                                         -----------                   -----------

            Total                                               (259)                         (334)
                                                         -----------                   -----------


INCOME BEFORE INCOME TAXES                                       549                         1,125

INCOME TAX PROVISION                                             203                           360
                                                         -----------                   -----------

NET INCOME                                                       346                           765

RETAINED EARNINGS,
  BEGINNING OF PERIOD                                         34,798                        31,916
                                                         -----------                   -----------

RETAINED EARNINGS,
  END OF PERIOD                                          $    35,144                   $    32,681
                                                         ===========                   ===========

AVERAGE SHARES OUTSTANDING                                 2,504,806                     2,523,261
                                                         ===========                   ===========

EARNINGS PER COMMON SHARE, BASIC
  and DILUTED                                            $       .14                   $       .30
                                                         ===========                   ===========

See notes to consolidated financial statements.

                       BALTEK CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                                          Three Months
                                                                                         Ended March 31,
                                                                                    2001                  2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $   346              $   765
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                      741                  836
    Foreign exchange (gain) loss                                                        (2)                 134
    Changes in assets and liabilities, net of the effect of
     foreign currency translation:
        Accounts receivable                                                           (518)                (703)
        Income taxes                                                                  (164)                  11
        Inventories                                                                  2,231                1,823
        Prepaid expenses and other current assets                                     (590)                 312
        Other assets                                                                     6                   18
        Accounts payable and accrued expenses                                       (1,164)              (1,290)
        Other                                                                           29                   (8)
                                                                                   -------              -------

           Net cash provided by operating activities                                   915                1,898
                                                                                   -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net acquisitions of property, plant and equipment                                   (712)                (258)
  Increase in timber and timberlands                                                  (312)                (150)
                                                                                   -------              -------

           Net cash used in investing activities                                    (1,024)                (408)
                                                                                   -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable, net                                                       975                  274
  Payments of long-term debt                                                           (14)                (177)
  Principal payments under capital lease                                              (116)                (104)
  Purchase of treasury stock                                                          (505)                  --
                                                                                   -------              -------

           Net cash provided by (used in) financing activities                         340                   (7)
                                                                                   -------              -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (29)                (129)
                                                                                   -------              -------

NET INCREASE IN
  CASH AND CASH EQUIVALENTS                                                            202                1,354

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                1,338                  967
                                                                                   -------              -------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                                    $ 1,540              $ 2,321
                                                                                   =======              =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                       $   195              $    73
                                                                                   =======              =======

    Income taxes                                                                   $   445              $   283
                                                                                   =======              =======

See notes to consolidated financial statements.

BALTEK CORPORATION and subsidIaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The information included in the accompanying interim financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented, have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. The statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K.

2.   INVENTORIES

     Inventories are summarized as follows (amounts in thousands):

                                  March 31,       December 31,
                                    2001              2000

       Raw materials              $  5,628          $ 5,314
       Work-in-process               3,646            3,273
       Finished goods                8,917           11,834
                                 ---------          -------

                                 $  18,191          $20,421
                                 =========          =======

3.   DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITES

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement 133 (collectively "SFAS 133"). SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value and establishes criteria for designation and effectiveness of hedging relationships. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges,the effective portions of changes in fair value of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. Adoption of the new accounting standards resulted in a change to current assets and liabilities of $35,000 and $51,000, respectively, and a one time cumulative after-tax reduction in OCI of approximately $16,000.

     The Company is exposed to fluctuations in foreign currency exchange rates, interest rates and commodity prices. To manage certain of these exposures, the Company uses derivative instruments including interest rate swaps and forward contracts. Derivative instruments used by the Company are considered risk management tools and are not used for trading or speculative purposes.

     All relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions are formally documented. The Company formally assesses the effectiveness of its hedging relationships both at the hedge inception and on at least a quarterly basis in accordance with its risk management policy.

     The Company has foreign currency forward contracts to reduce currency exchange risk on firm purchase commitments. The forward contracts are designated as fair value hedges of these firm commitments. The gains and losses on those derivative instruments are reported in earnings and largely offset gains and losses on the purchase commitments. The amount of ineffectivness recorded in net income for the three months ended March 31, 2001 was not material. Currently, the Company does not hold any derivative contracts that hedge its net investments in foreign operations but may consider such strategies in the future.

     The Company utilizes an interest rate swap to hedge the Company's exposure to movement in rates. At March 31, 2001, the Company had a one year interest rate swap that converted $3 million of outstanding borrowings from a floating to a fixed rate, resulting in a fixed rate of 8.90%. The swap expires on June 1, 2001. The interest rate swap is designated as a cash flow hedge of the variability of the forecasted interest payments.

     The effective portion of the change in fair value of the interest rate swap was recorded in OCI.

     The ineffectiveness relating to the hedge was not material for the three months ended March 31, 2001. Amounts accumulated in OCI are reclassified into earnings when interest expense on the borrowings is recorded. The amount recorded in accumulated OCI is expected to be reclassified to interest expense over the three month period ending June 30, 2001.

4.   COMPREHENSIVE INCOME

     Total comprehensive income (loss) for the three months ended March 31, 2001 was as follows (amounts in thousands):

       Net income                                        $   346

       Other comprehensive income (loss):
          Transition adjustment on derivatives               (16)
          Net change--derivatives                             (2)
                                                         --------
                                                             (18)
                                                         --------

       Total comprehensive income                        $   328
                                                         ========


      The change in accumulated other comprehensive loss for the quarter ended March 31, 2001 is as follows (amounts in thousands):

       Balance, January 1, 2001                          $    16

       Change in fair value of interest rate swap              2
                                                         -------

       Balance, March 31, 2001                           $    18
                                                         =======

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

     Information about the Company's operations by segment for the three months ended March 31, 2001 and 2000 is as follows (amounts in thousands):

                                                      Three Months
                                                     Ended March 31,
                                                   2001           2000
       Net sales to unaffiliated customers

       Core materials segment                       $14,828       $16,060
       Seafood segment                                6,323         5,165
                                               -------------  ------------

       Total net sales                              $21,151       $21,225
                                               =============  ============


       Operating income

       Core materials segment                        $1,395       $ 1,670
       Seafood segment                                 (587)         (211)
                                               -------------  ------------

       Total operating income                         $ 808       $ 1,459
                                               =============  ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The primary sources of liquidity historically have been and are expected to continue to be cash flow generated from operations and available borrowings under short-term lines of credit. The Company increased its borrowing capacity under its domestic line of credit to $16.5 million in January 2001. The Company also continues to have lines of credit in Ecuador and Europe totaling approximately $4.7 million. Working capital and borrowing requirements increased in 2001 and are expected to continue to increase as a result of the Company's expanded operations as a seafood importer as well as organic growth in its core material business. Capital expenditures are expected to be funded by a combination of cash generated from operations and outside financing, if necessary.

The Company's financial position remains strong. At March 31, 2001, the Company had working capital of $16.1 million compared to $16.6 million at December 31, 2000. The Company believes cash flows from operations and funds available under its existing domestic and foreign credit facilities will be adequate to meet the Company's needs during 2001.


Results of Operations for the Three Months
Ended March 31, 2001 and 2000

Total sales decreased 0.3% during the three-month period ended March 31, 2001 as compared to the same period in 2000.

Core material sales were $14,828,000 and $16,060,000 for the three months ended March 31, 2001 and 2000, respectively. Domestic sales were lower in the first quarter of 2001 compared to the prior period. This reduction was partly offset by a strong increase in sales in Europe. The reduction in domestic sales was primarily due to lower demand from the Company's largest end user group, the boating industry. Sales of commercial and pleasure boats in the first quarter were unfavorably impacted by: 1) lower sales of smaller boats (typically under 30 feet), which are more susceptible to economic downturns than larger boats, and 2) the bankruptcy of Outboard Marine Corp.("OMC"), one of the largest boat builders in the country. The Company incurred no bad debt expense related to the OMC bankruptcy. The increase in Europe sales resulted from higher shipments to manufacturers of windmill blades.

Many of the Company's end user markets, including boating, are highly cyclical. Demand within those industries is dependent upon, among other factors, discretionary income, inflation, interest rates and consumer confidence. Fluctuating interest rates and other changes in economic conditions make it difficult to forecast short or long range trends.

Seafood sales were $6,323,000 and $5,165,000 for the three months ended March 31, 2001 and 2000, respectively. The increase was the result of sales of seafood products from the Company's import business. Sales of shrimp in the first quarter of 2001 were comparable to the first quarter of 2000, but continue to be significantly below historical levels.

The overall gross margin as a percentage of sales decreased in 2001 as compared to 2000. The typical margin in the seafood import business is lower than the Company's historical margins realized as a core materials producer/distributor and shrimp producer. The overall margin is therefore determined not only by the margins in each segment but by the mix of seafood and materials. The margin for the Company's core products remained approximately the same in 2001 as compared to last year. The margins from seafood sales decreased in the three months ended March 31, 2001 as compared to the period ended March 31, 2000 because of the continuing effects of the White Spot virus and a decline in commodity selling prices for many seafood products. The White Spot virus continued to negatively affect the shrimp farms, resulting in significantly lower production and revenues compared to historical levels. The Company is taking all possible steps to mitigate the effect of this disease on its farms but no definitive determination can be made as to its longevity and effect on shrimp prices in the marketplace. A downturn in the entire seafood industry during the first quarter of 2001 negatively affected prices for many seafood products. This reduced margins in the import business during the first quarter of 2001. Prices in the industry began to stabilize during the second quarter.

Selling, general and administrative expenses as a percentage of sales increased in the first quarter of 2001 as compared to 2000. Certain of the expenses contained in SG&A are fixed in nature, and combined with lower materials segment revenues, caused the increase in the SG&A percentage. The seafood import business has a lower percentage of S,G&A expenses to revenues as compared to the Company's materials segment. The overall percentage is therefore influenced by the amount of SG&A in each segment and the relationship of each segment's revenues and SG&A to aggregate amounts.

Sales and expenses were affected in all periods by the different  exchange rates
applied  in  remeasuring  the  books  of  accounts  of  the  Company's   foreign
subsidiaries.

Interest expense increased in the first quarter of 2001 as compared to 2000. The average borrowings were higher in 2001 compared to 2000. The interest rates on U.S. dollar loans in Ecuador were lower and rates in the U.S. were slightly higher in 2001 compared to 2000. In both periods interest rates on dollar denominated loans in Ecuador were significantly higher than rates available to the Company in the U.S. The level of borrowing in all periods is related to the Company's working capital needs and cash flows generated from operations.

The Company had a foreign exchange gain of $2,000 and a loss $134,000 for the periods ended March 31, 2001 and 2000, respectively. Translation gains and losses are mainly caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when remeasuring foreign currency balance sheets into U.S. dollars. The Company utilizes foreign exchange contracts to hedge certain inventory purchases. The Company does not enter into foreign currency transactions for speculative purposes. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange.

The provision for income taxes was at the rate of 37% and 32% of pre-tax earnings for the quarters ended March 31, 2001 and 2000, respectively.

Derivative Financial Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value and establishes criteria for designation and effectiveness of hedging relationships. Adoption of the new accounting standards resulted in a net change to current liabilities of $19,000 and a one time cumulative after-tax reduction in net income of approximately $35,000 and other comprehensive income of approximately $16,000.

The Company is exposed to fluctuations in foreign currency exchange rates, interest rates and commodity prices. To manage certain of these exposures, the Company uses derivative instruments including interest rate swaps and forward contracts. Derivative instruments used by the Company are considered risk management tools and are not used for trading or speculative purposes.

The Company has foreign currency forward contracts to reduce currency exchange risk on firm purchase commitments. The gains and losses on those derivative instruments are reported in earnings and largely offset transaction gains and losses upon settlement of the purchase commitment. Currently, the Company does not hold any derivative contracts that hedge its foreign currency net asset exposure but may consider such strategies in the future.

The Company utilizes an interest rate swap to hedge the Company's exposure to movement in rates. At March 31, 2001, the Company had a one year interest rate swap that converted $3 million of outstanding borrowings from a floating to a fixed rate, resulting in a fixed rate of 8.90%. The swap expires on June 1, 2001. The interest differential to be paid or received under the swap agreement is recognized over the life of the swap and is included in interest income or expense.

The Company is exposed to volatility in the prices of certain raw materials used in its products and uses forward contracts to hedge the forecasted purchase of the materials.

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

(B)       Reports on Form 8-K:

          The Company filed a Current Report on Form 8-K dated March 5, 2001, reporting in Item 5 that it had entered into an agreement with the brothers Jacques, Jean and Bernard Kohn, all stockholders of the Company. The agreement requires the Company to purchase, subject to certain terms and conditions, the 332,194 shares of common stock held by Bernard Kohn.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BALTEK CORPORATION
                                         (Registrant)


Date:  May 14, 2001                             /s/ Jacques Kohn
                                         ----------------------------
                                                 Jacques Kohn
                                                  President



Date:  May 14, 2001                            /s/ Ronald Tassello
                                         -------------------------------------
                                                   Ronald Tassello
                                         Chief Financial Officer and Treasurer