Form 10-Q
period 2001-06-30
BALTEK CORP
filed 2001-08-14
CIK 9442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ___________ To ____________

                      Commission file number 2-44764

                               BALTEK CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                        13-2646117
(State or other jurisdiction of incorporation                (I.R.S. Employer
            or organization)                                Identification No.)

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

              Yes    X                          No   ____

     Common shares of stock outstanding as of August 9, 2001: 2,456,822 shares

BALTEK CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           Page

PART I.  FINANCIAL INFORMATION:

     ITEM 1.  FINANCIAL STATEMENTS:

        Consolidated Balance Sheets as of June 30, 2001 and
           December 31, 2000.................................................1
        Consolidated Statements of Income and Retained Earnings for the
           Three and Six Months Ended June 30, 2001 and 2000.................2
        Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2001 and 2000......................................3
        Notes to Consolidated Financial Statements...........................4

     ITEM 2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................7

PART II.  OTHER INFORMATION:

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............10
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................10
     SIGNATURES..............................................................11

                       BALTEK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, except per share data)

--------------------------------------------------------------------------------

                                                                                        June 30,           December 31,
 ASSETS                                                                                   2001                2000
                                                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                             $    455            $  1,338
  Accounts receivable, net                                                                10,881              10,370
  Inventories                                                                             19,465              20,421
  Prepaid expenses                                                                           531                 539
  Other                                                                                    2,484               1,779
                                                                                        --------            --------

           Total current assets                                                           33,816              34,447

PROPERTY, PLANT AND EQUIPMENT, Net                                                        13,317              13,062

TIMBER AND TIMBERLANDS                                                                     9,487               9,073

OTHER ASSETS                                                                                 852                 949
                                                                                        --------            --------

TOTAL ASSETS                                                                            $ 57,472            $ 57,531
                                                                                        ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                                         $ 11,080            $ 10,605
  Accounts payable                                                                         3,904               3,863
  Income tax payable                                                                        --                   143
  Accrued salaries, wages and bonuses payable                                                464               1,190
  Accrued expenses and other liabilities                                                   1,959               1,494
  Current portion of long-term debt                                                           46                  44
  Current portion of obligation under capital lease                                          320                 465
                                                                                        --------            --------

           Total current liabilities                                                      17,773              17,804

OBLIGATION UNDER CAPITAL LEASE                                                              --                    82

LONG-TERM DEBT                                                                                35                  46

UNION EMPLOYEE TERMINATION BENEFITS                                                          172                 121
                                                                                        --------            --------

           Total liabilities                                                              17,980              18,053
                                                                                        --------            --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par; 5,000,000 shares authorized and unissued                      --                  --
  Common stock, $1.00 par; 10,000,000 shares authorized,
     2,523,261 issued                                                                      2,523               2,523
  Additional paid-in capital                                                               2,157               2,157
  Retained earnings                                                                       35,362              34,798
  Accumulated other comprehensive loss                                                       (45)               --
  Treasury stock, at cost: 66,439 shares                                                    (505)               --
                                                                                        --------            --------

           Total stockholders' equity                                                     39,492              39,478
                                                                                        --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 57,472            $ 57,531
                                                                                        ========            ========

 See notes to consolidated financial statements.

                       BALTEK CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                  (Dollars in Thousands, except per share data)
--------------------------------------------------------------------------------

                                                           Three Months                             Six Months
                                                          Ended June 30,                          Ended June 30,
                                                    2001                 2000                2001                2000

NET SALES                                      $    21,488          $    23,911          $    42,639          $    45,136

COST OF PRODUCTS SOLD                               16,930               18,732               33,278               34,948

SELLING , GENERAL AND
  ADMINISTRATIVE EXPENSES                            3,813                3,655                7,808                7,205
                                               -----------          -----------          -----------          -----------

            Operating income                           745                1,524                1,553                2,983
                                               -----------          -----------          -----------          -----------

OTHER INCOME (EXPENSE):
   Interest expense                                   (242)                (236)                (502)                (440)
   Foreign exchange loss                              (161)                (100)                (159)                (234)
   Other, net                                            5                    1                    4                    5
                                               -----------          -----------          -----------          -----------

            Total                                     (398)                (335)                (657)                (669)
                                               -----------          -----------          -----------          -----------


INCOME BEFORE INCOME TAXES                             347                1,189                  896                2,314

INCOME TAX PROVISION                                   129                  381                  332                  741
                                               -----------          -----------          -----------          -----------

NET INCOME                                             218                  808                  564                1,573

RETAINED EARNINGS, BEGINNING OF
  PERIOD                                            35,144               32,681               34,798               31,916
                                               -----------          -----------          -----------          -----------

RETAINED EARNINGS, END OF PERIOD               $    35,362          $    33,489          $    35,362          $    33,489
                                               ===========          ===========          ===========          ===========

AVERAGE SHARES OUTSTANDING                       2,456,822            2,523,261            2,480,314            2,523,261
                                               ===========          ===========          ===========          ===========

EARNINGS PER COMMON SHARE, BASIC
  and DILUTED                                  $      0.09          $      0.32          $      0.23          $      0.62
                                               ===========          ===========          ===========          ===========

See notes to consolidated financial statements.

                       BALTEK CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                                       Six Months
                                                                                     Ended June 30,
                                                                               2001                  2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $   564               $ 1,573
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                              1,319                 1,669
    Foreign exchange loss                                                        159                   234
    Changes in assets and liabilities, net of the effect of
     foreign currency translation:
        Accounts receivable                                                     (543)               (1,827)
        Income taxes                                                            (233)                 (348)
        Inventories                                                              956                   711
        Prepaid expenses and other current assets                               (692)                  425
        Other assets                                                             100                    33
        Accounts payable and accrued expenses                                    (22)                 (676)
        Other                                                                     51                     2
                                                                             -------               -------

           Net cash provided by operating activities                           1,659                 1,796
                                                                             -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net acquisitions of property, plant and equipment                           (1,246)                 (592)
  Increase in timber and timberlands                                            (719)                 (286)
                                                                             -------               -------

           Net cash used in investing activities                              (1,965)                 (878)
                                                                             -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable, net                                                 475                   193
  Payments of long-term debt                                                     (28)                 (187)
  Principal payments under capital lease                                        (233)                 (207)
  Purchase of treasury stock                                                    (505)                 --
                                                                             -------               -------

           Net cash used in financing activities                                (291)                 (201)
                                                                             -------               -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (286)                 (225)
                                                                             -------               -------

NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS                                                     (883)                  492

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                          1,338                   967
                                                                             -------               -------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                              $   455               $ 1,459
                                                                             =======               =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                 $   425               $   415
                                                                             =======               =======

    Income taxes                                                             $   665               $ 1,025
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


2.    INVENTORIES

      Inventories are summarized as follows (amounts in thousands):

                                   June 30,            December 31,
                                     2001                 2000

       Raw materials                $  5,883            $  5,314
       Work-in-process                 3,668               3,273
       Finished goods                  9,914              11,834
                                    ---------           --------

                                    $ 19,465            $ 20,421
                                    =========           ========


3.    NOTES PAYABLE

      As of June 30, 2001 and March 31, 2001, the Company was in violation of one of the financial covenants contained in its domestic loan agreement, but was and continues to be current with all of its scheduled payments required by the loan agreement. In August 2001, the Company received a waiver from the bank for the first and second quarters of 2001. At the same time, the bank amended the covenant requirement for the third quarter of 2001. The Company was in compliance with all other financial and non-financial covenants as of June 30, 2001.


4.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133 (collectively "SFAS 133"). SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value and establishes criteria for designation and effectiveness of hedging relationships. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. Adoption of the new accounting standards resulted in a change to current assets and liabilities of $35,000 and $51,000, respectively, and a one time cumulative after-tax reduction in OCI of approximately $16,000.

      The Company is exposed to fluctuations in foreign currency exchange rates, interest rates and raw material prices. To manage certain of these exposures, the Company uses derivative instruments including interest rate swaps and forward contracts. Derivative instruments used by the Company are considered risk management tools and are not used for trading or speculative purposes.

      All relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions are formally documented. The Company formally assesses the effectiveness of its hedging relationships both at the hedge inception and on at least a quarterly basis in accordance with its risk management policy.

      The Company purchases certain raw materials in currencies other than the U.S. dollar. To reduce currency exchange risk on these firm purchase commitments the Company enters into foreign currency forward contracts. The forward contracts are designated as fair value hedges of the firm commitments and do not extend beyond 24 months. The gains and losses on those derivative instruments are reported in cost of products sold and largely offset gains and losses on the purchase commitments. The amount of ineffectiveness recorded in net income for the three and six months ended June 30, 2001 was not material. Currently, the Company does not hold any derivative contracts that hedge its net investments in foreign operations but may consider such strategies in the future.

      The Company utilizes interest rate swaps to hedge the Company's exposure to movement in rates. At June 30, 2001, the Company had a one year and a two year interest rate swap that converted $2 million and $4 million of outstanding borrowings from a floating to a fixed rate. The swaps resulted in fixed rates of 6.0% and 6.50%. The swaps expire on June 1, 2002 and 2003. The interest rate swaps are designated as cash flow hedges of the variability of the forecasted interest payments. The effective portion of the change in fair value of the interest rate swaps was recorded in OCI. The ineffectiveness relating to the hedges was not material for the three and six months ended June 30, 2001. Amounts accumulated in OCI are reclassified into earnings when interest expense on the borrowings is recorded. Of the amount recorded in accumulated OCI $45,000 is expected to be reclassified to interest expense during the next 12 months.

5.    COMPREHENSIVE INCOME

      Total comprehensive income (loss) for the six months ended June 30, 2001 was as follows (amounts in thousands):

       Net income                                         $   564

       Other comprehensive income (loss):
          Transition adjustment on derivatives                (16)
          Net change--derivatives                             (29)
                                                         ----------
                                                              (45)
                                                         ----------

       Total comprehensive income                         $   519
                                                         ==========

      The change in accumulated other comprehensive loss for the six months ended June 30, 2001 is as follows (amounts in thousands):

       Balance, January 1, 2001                           $ 16

       Change in fair value of interest rate swaps          29
                                                         ------

       Balance, June 30, 2001                             $ 45
                                                         ======


6.    SEGMENT INFORMATION

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

      Information about the Company's operations by segment for the three and six months ended June 30, 2001 and 2000 is as follows (amounts in thousands):

                                                     Three Months                          Six Months
                                                    Ended June 30,                        Ended June 30,
                                                2001               2000               2001               2000
     Net Sales to unaffiliated customers
     Core materials segment                   $ 15,400           $ 16,385           $ 30,227           $ 32,445
     Seafood segment                             6,088              7,526             12,412             12,691
                                              --------           --------           --------           --------
     Total net sales                          $ 21,488           $ 23,911           $ 42,639           $ 45,136
                                              ========           ========           ========           ========

     Operating Income

     Core materials segment                   $  1,193           $  1,841           $  2,589           $  3,511
     Seafood segment                              (448)              (317)            (1,036)              (528)
                                              --------           --------           --------           --------
     Total operating income                   $    745           $  1,524           $  1,553           $  2,983
                                              ========           ========           ========           ========

7.    NEW ACCOUNTING STANDARDS

      In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. Satement No. 142 establishes new standards for goodwill acquired in a business combination and eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will now be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by applying a fair value based test. The Company expects to adopt this statement during the first quarter of fiscal 2002. Management does not believe that the adoption of these standards will have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The primary sources of liquidity historically have been and are expected to continue to be cash flow generated from operations and available borrowings under short-term lines of credit. The Company increased its borrowing capacity under its domestic line of credit to $16.5 million in January 2001. The Company also continues to have lines of credit in Ecuador and Europe totaling approximately $4.7 million. Borrowing requirements increased in 2001 as a result of the Company's working capital requirements and lower cash generated from operations. Capital expenditures are expected to be funded by a combination of cash generated from operations and outside financing, if necessary.

The Company's financial position remains strong. At June 30, 2001, the Company had working capital of $16.0 million compared to $16.6 million at December 31, 2000. The Company believes cash flows from operations and funds available under its existing domestic and foreign credit facilities will be adequate to meet the Company's needs during 2001.


Results of Operations for the Three and Six Months
Ended June 30, 2001 and 2000

Total sales decreased 10 % and 6 %, respectively, during the three and six-month periods ended June 30, 2001 as compared to the same period in 2000.

Core material sales were $15,400,000 and $16,385,000 for the three months ended June 30, 2001 and 2000, respectively, and $30,227,000 and $32,445,000 for the six months ended June 30, 2001 and 2000, respectively. Domestic sales were lower in the three and six-month periods ended June 30, 2001 compared to the same periods in 2000. This reduction was partly offset by a strong increase in sales in Europe. The reduction in domestic sales was primarily due to lower demand from the Company's largest end user group, the boating industry. It is now expected that retail sales in the domestic marine market may be down as much as 15 percent to 20 percent for the year. The Company therefore expects domestic sales to continue to be lower than 2000 levels for the remainder of the year. The increase in Europe sales resulted from higher shipments to manufacturers of windmill blades. On a worldwide basis volume (measured by boardfeet shipped) of the Company's balsa products was approximately the same in 2001 compared to 2000. This was partially offset by the impact of a stronger U.S. dollar relative to certain foreign currencies, particularly the Euro.

Many of the Company's end user markets, including boating, are highly cyclical. Demand within those industries is dependent upon, among other factors, discretionary income, inflation, interest rates and consumer confidence. Fluctuating interest rates and other changes in economic conditions make it difficult to forecast short or long range trends.

Seafood sales were $6,088,000 and $7,526,000 for the three months ended June 30, 2001 and 2000, respectively, and $12,412,000 and $12,691,000 for the six months ended June 30, 2001 and 2000, respectively. Sales of seafood products from the Company's import business were lower in the second quarter of 2001 compared to the second quarter of 2000 because of lower demand at the retail and consumer level for seafood products. Sales of shrimp in the first six months of 2001 were lower than the comparable period in 2000 and continue to be significantly below historical levels.

The overall gross margin as a percentage of sales for the six months ended June 30 decreased in 2001 as compared to 2000. The typical margin in the seafood import business is lower than the Company's historical margins realized as a core materials producer/distributor and shrimp producer. The overall margin is therefore determined not only by the margins in each segment but by the mix of seafood and materials. The margin for the Company's core products remained approximately the same in 2001 as compared to last year. The margins from seafood sales decreased in the six months ended June 30, 2001 as compared to the period ended June 30, 2000 because of the continuing effects of the White Spot virus and a decline in commodity selling prices for many seafood products. The White Spot virus continued to affect the shrimp farms negatively, resulting in significantly lower production and revenues compared to historical levels. The Company is taking all possible steps to mitigate the effect of this disease on its farms, but no definitive determination can be made as to its longevity and effect on shrimp prices in the marketplace. A downturn in the entire seafood industry during the first quarter of 2001 negatively affected prices for many seafood products. This reduced margins in the import business during the first quarter of 2001. Prices in the industry began to stabilize during the second quarter and margins consequently improved.

Selling, general and administrative expenses as a percentage of sales increased in the six months of 2001 as compared to 2000. Certain of the expenses contained in SG&A are fixed in nature, and combined with lower materials segment revenues, caused the increase in the SG&A percentage. The seafood import business has a lower percentage of SG&A expenses to revenues as compared to the Company's materials segment. The overall percentage is therefore influenced by the amount of SG&A in each segment and the relationship of each segment's revenues and SG&A to aggregate amounts.

Sales and expenses were affected in all periods by the different exchange rates applied in remeasuring the books of accounts of the Company's foreign subsidiaries.

Interest expense increased in the first six months of 2001 as compared to 2000. The average borrowings were higher in 2001 compared to 2000. The interest rates on U.S. dollar loans in Ecuador were lower and rates in the U.S. were slightly lower in 2001 compared to 2000. In both periods interest rates on dollar denominated loans in Ecuador were significantly higher than rates available to the Company in the U.S. The level of borrowing in all periods is related to the Company's working capital needs and cash flows generated from operations.

The Company had a foreign exchange loss of $159,000 and $234,000 for the six-month periods ended June 30, 2001 and 2000, respectively. Translation gains and losses are mainly caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when remeasuring foreign currency balance sheets into U.S. dollars. The Company utilizes foreign exchange contracts to hedge certain inventory purchases. The Company does not enter into foreign currency transactions for speculative purposes. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange.

The provision for income taxes was at the rate of 37% and 32% of pre-tax earnings for the three and six months ended June 30, 2001 and 2000, respectively.

Derivative Financial Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133 (collectively "SFAS 133"). SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value and establishes criteria for designation and effectiveness of hedging relationships. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. Adoption of the new accounting standards resulted in a change to current assets and liabilities of $35,000 and $51,000, respectively, and a one time cumulative after-tax reduction in OCI of approximately $16,000.

The Company is exposed to fluctuations in foreign currency exchange rates, interest rates and raw material prices. To manage certain of these exposures, the Company uses derivative instruments including interest rate swaps and forward contracts. Derivative instruments used by the Company are considered risk management tools and are not used for trading or speculative purposes.

All relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions are formally documented. The Company formally assesses the effectiveness of its hedging relationships both at the hedge inception and on at least a quarterly basis in accordance with its risk management policy.

The company purchases certain raw materials in currencies other than the U.S. dollar. The Company enters into foreign currency forward contracts to reduce currency exchange risk on these firm purchase commitments. The forward contracts are designated as fair value hedges of these firm commitments and do not extend beyond 24 months. The gains and losses on those derivative instruments are reported in cost of products sold and largely offset gains and losses on the purchase commitments. The amount of ineffectiveness recorded in net income for the three and six months ended June 30, 2001 was not material. Currently, the Company does not hold any derivative contracts that hedge its net investments in foreign operations but may consider such strategies in the future.

The Company utilizes interest rate swaps to hedge the Company's exposure to movement in rates. At June 30, 2001, the Company had a one year and a two year interest rate swap that converted $2 million and $4 million of outstanding borrowings from a floating to a fixed rate. The swaps resulted in fixed rates of 6.0% and 6.50%. The swaps expire on June 1, 2002 and 2003. The interest rate swaps are designated as cash flow hedges of the variability of the forecasted interest payments. The effective portion of the change in fair value of the interest rate swaps was recorded in OCI. The ineffectiveness relating to the hedges was not material for the three and six months ended June 30, 2001. Amounts accumulated in OCI are reclassified into earnings when interest expense on the borrowings is recorded. Of the amount recorded in accumulated OCI $45,000 is expected to be reclassified to interest expense during the next 12 months.


NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. Satement No. 142 establishes new standards for goodwill acquired in a business combination and eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will now be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by applying a fair value based test. The Company expects to adopt this statement during the first quarter of fiscal 2002. Management does not believe that the adoption of these standards will have a material impact on the Company's financial position or results of operations.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders

         On May 24, 2001, the Company conducted its annual meeting of shareholders. Of the 2,523,261 shares of the Company's common stock entitled to vote at the meeting, 2,304,787 shares were present at the meeting in person or by proxy.

         The seven people designated by the Company's board of directors as nominees for director were elected, with voting as follows:

               Nominee                   Votes For        Votes Withheld
               -------                   ---------        --------------
               Jacques Kohn              2,286,441            18,346
               Jean Kohn                 2,286,441            18,346
               Henri-Armand Kohn         2,286,441            18,346
               Margot W. Kohn            2,286,441            18,346
               William F. Nicklin        2,286,441            18,346
               Bernard J. Wald           2,286,441            18,346
               Benson J. Zeikowitz       2,286,441            18,346

         Stockholders voted to ratify the appointment of Deloitte & Touche LLP as the independent auditors for the Company for the year ending December 31, 2001. There were 2,298,733 shares voted in favor of ratification, 6,054 votes against and no abstentions.


Item 6.  Exhibits and Reports on Form 8-K

(A)      Exhibits:

         11. An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

(B)      Reports on Form 8-K:

         No report has been filed during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BALTEK CORPORATION
                                       (Registrant)


Date:  August 13, 2001                     /s/  Jacques Kohn
                                       --------------------------------------
                                              Jacques Kohn
                                              President



Date:  August 13, 2001                    /s/  Ronald Tassello
                                       --------------------------------------
                                               Ronald Tassello
                                        Chief Financial Officer and Treasurer