Form 10-Q
period 2001-09-30
BALTEK CORP
filed 2001-11-13
CIK 9442

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ____________ to ____________

                         Commission file number 2-44764


                               BALTEK CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                     13-2646117
---------------------------------------------              ------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
                or organization)                           Identification No.)


         10 Fairway Court, P.O. Box 195, Northvale, NJ     07647
         -------------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)


                                 (201) 767-1400
                                 --------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
 (Former name, former address and formal fiscal year, if changed since last report)



           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes [ X ]                 No [   ]


  Common shares of stock outstanding as of November 12, 2001:  2,456,822 shares

BALTEK CORPORATION and subsidiaries

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                       Page
                                                                                                       ----
PART I.  FINANCIAL INFORMATION:

        ITEM 1.  FINANCIAL STATEMENTS:

             Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000..................1

             Consolidated Statements of Income and Retained Earnings for the Three and Nine Months
                  Ended September 30, 2001 and 2000......................................................2

             Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2001 and 2000......................................................3

             Notes to Consolidated Financial Statements..................................................4

        ITEM 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................................................7

PART II.  OTHER INFORMATION:

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................10

       SIGNATURES.......................................................................................11


                       BALTEK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, except per share data)
 -------------------------------------------------------------------------------

                                                                             September 30,   December 31,
ASSETS                                                                           2001           2000
                                                                              (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                    $  1,237       $  1,338
  Accounts receivable, net                                                       10,021         10,370
  Inventories                                                                    20,321         20,421
  Prepaid expenses                                                                  628            539
  Other                                                                           2,739          1,779
                                                                               --------       --------

           Total current assets                                                  34,946         34,447

PROPERTY, PLANT AND EQUIPMENT, Net                                               13,474         13,062

TIMBER AND TIMBERLANDS                                                            9,502          9,073

OTHER ASSETS                                                                        569            949
                                                                               --------       --------

TOTAL ASSETS                                                                   $ 58,491       $ 57,531
                                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                                $ 12,110       $ 10,605
  Accounts payable                                                                2,899          3,863
  Income tax payable                                                                252            143
  Accrued salaries, wages and bonuses payable                                       341          1,190
  Accrued expenses and other liabilities                                          2,031          1,494
  Current portion of long-term debt                                                 119             44
  Current portion of obligation under capital lease                                 202            465
                                                                               --------       --------

           Total current liabilities                                             17,954         17,804

OBLIGATION UNDER CAPITAL LEASE                                                       --             82

LONG-TERM DEBT                                                                      329             46

UNION EMPLOYEE TERMINATION BENEFITS                                                 193            121
                                                                               --------       --------

           Total liabilities                                                     18,476         18,053
                                                                               --------       --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par; 5,000,000 shares authorized and unissued               --             --
  Common stock, $1.00 par; 10,000,000 shares authorized,
     2,523,261 issued                                                             2,523          2,523
  Additional paid-in capital                                                      2,157          2,157
  Retained earnings                                                              35,993         34,798
  Accumulated other comprehensive loss                                             (153)            --
  Treasury stock, at cost: 66,439 shares                                           (505)            --
                                                                               --------       --------

           Total stockholders' equity                                            40,015         39,478
                                                                               --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 58,491       $ 57,531
                                                                               ========       ========


See notes to consolidated financial statements.

                       BALTEK CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                  (Dollars in Thousands, except per share data)
--------------------------------------------------------------------------------

                                                              Three Months                         Nine Months
                                                           Ended September 30,                  Ended September 30,
                                                         2001              2000               2001              2000

NET SALES                                            $    19,509       $    22,213       $    62,148       $    67,349

COST OF PRODUCTS SOLD                                     14,920            17,286            48,198            52,234

SELLING , GENERAL AND
  ADMINISTRATIVE EXPENSES                                  3,517             3,661            11,325            10,866
                                                     -----------       -----------       -----------       -----------

            Operating income                               1,072             1,266             2,625             4,249
                                                     -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE):
   Interest expense                                         (266)             (220)             (768)             (660)
   Foreign exchange gain (loss)                              205               (88)               46              (322)
   Other, net                                                (10)               (1)               (6)                4
                                                     -----------       -----------       -----------       -----------

            Total                                            (71)             (309)             (728)             (978)
                                                     -----------       -----------       -----------       -----------


INCOME BEFORE INCOME TAXES                                 1,001               957             1,897             3,271

INCOME TAX PROVISION                                         370               306               702             1,047
                                                     -----------       -----------       -----------       -----------

NET INCOME                                                   631               651             1,195             2,224

RETAINED EARNINGS, BEGINNING OF
  PERIOD                                                  35,362            33,489            34,798            31,916
                                                     -----------       -----------       -----------       -----------

RETAINED EARNINGS, END OF PERIOD                     $    35,993       $    34,140       $    35,993       $    34,140
                                                     ===========       ===========       ===========       ===========

AVERAGE SHARES OUTSTANDING                             2,456,822         2,523,261         2,472,397         2,523,261
                                                     ===========       ===========       ===========       ===========

EARNINGS PER COMMON SHARE, BASIC
  and DILUTED                                        $      0.25       $      0.26       $      0.48       $      0.88
                                                     ===========       ===========       ===========       ===========


See notes to consolidated financial statements

                       BALTEK CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)
-------------------------------------------------------------------------------

                                                                               Nine Months
                                                                           Ended September 30,
                                                                            2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $ 1,195       $ 2,224
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                           2,028         2,327
    Foreign exchange (gain) loss                                              (46)          322
    Changes in assets and liabilities, net of the effect of
     foreign currency translation:
        Accounts receivable                                                   375          (670)
        Income taxes                                                          106          (593)
        Inventories                                                           100          (783)
        Prepaid expenses and other current assets                          (1,045)          116
        Other assets                                                          372           (37)
        Accounts payable and accrued expenses                              (1,481)         (426)
        Other                                                                  88            27
                                                                          -------       -------

           Net cash provided by operating activities                        1,692         2,507
                                                                          -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net acquisitions of property, plant and equipment                        (1,604)         (982)
  Increase in timber and timberlands                                         (882)         (685)
                                                                          -------       -------

           Net cash used in investing activities                           (2,486)       (1,667)
                                                                          -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable, net                                            1,505           621
  Payments of long-term debt                                                  (36)         (199)
  Principal payments under capital lease                                     (349)         (311)
  Purchase of treasury stock                                                 (505)           --
                                                                          -------       -------

           Net cash provided by financing activities                          615           111
                                                                          -------       -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        78          (366)
                                                                          -------       -------

NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS                                                  (101)          585

CASH AND CASH EQUIVALENTS, beginning of period                              1,338           967
                                                                          -------       -------

CASH AND CASH EQUIVALENTS, end of period                                  $ 1,237       $ 1,552
                                                                          =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                              $   634       $   660
                                                                          =======       =======

    Income taxes                                                          $   694       $ 1,502
                                                                          =======       =======

    Non-cash activities--debt incurred for the purchase of equipment      $   394       $    54
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


2.        INVENTORIES

          Inventories are summarized as follows (amounts in thousands):

                                              September 30,     December 31,
                                                  2001             2000

          Raw materials                          $ 6,459         $ 5,314
          Work-in-process                          3,861           3,273
          Finished goods                          10,001          11,834
                                                 -------          ------

                                                 $20,321         $20,421
                                                 =======         =======




3.        DEBT

          In September 2001, the Company obtained a $370,000 loan to finance the previous purchase of equipment. The loan is repayable in equal monthly principal installments of approximately $6,167 over a five-year period and bears interest at the 30 day LIBOR rate. The proceeds of this loan were used to reduce simultaneously the Company's working capital debt.


4.        SEAFOOD OPERATIONS

          As part of a decision by the Company to terminate its seafood import business, the Company's seafood import subsidiary, Crustacea Corporation ("Crustacea"), signed an agreement in September 2001 with National Fish and Seafood, Ltd. ("NFS"). The agreement provides that NFS will assist the Company in selling its inventory to third parties. Crustacea will invoice NFS for each sale at an amount net of commissions and NFS will invoice the ultimate customer and bear the credit risk. Any inventory remaining after 90 days from the date of the agreement will be sold to NFS at a prearranged price, subject to inspection and quality verification by NFS.

          During the third quarter, the Company recorded a pretax charge of $150,000 to reduce the related inventory to its estimated fair market value.

5.        COMPREHENSIVE INCOME

          Total comprehensive income (loss) for the nine months ended September 30, 2001 was as follows (amounts in thousands):

          Net income                                     $ 1,195

          Other comprehensive income (loss):
             Transition adjustment on derivatives            (16)
             Net change--derivatives                        (137)
                                                         --------
                                                         --------
                                                            (153)
                                                         --------

          Total comprehensive income                     $ 1,042
                                                         ========


          The change in accumulated other comprehensive (loss) for the nine months ended September 30, 2001 is as follows (amounts in thousands):

           Balance, January 1, 2001                      $   (16)

           Change in fair value of interest rate swap       (137)
                                                         --------

           Balance, September 30, 2001                    $ (153)
                                                         ========


6.        SEGMENT INFORMATION

          The Company and its subsidiaries operate in two segments, as a manufacturer and supplier of core materials to various composite industries, and in the seafood business as a shrimp producer and seafood importer (see Note 4). The segments are managed and reported separately because of the difference in products they produce and markets they serve. The Company evaluates performance based on operating income (i.e. results of operations before interest, income taxes and foreign exchange gains and losses). There are no intersegment sales.

          Information about the Company's operations by segment for the three and nine months ended September 30, 2001 and 2000 is as follows (amounts in thousands):

                                                           Three Months              Nine Months
                                                         Ended September 30,      Ended September 30,
                                                          2001         2000        2001         2000
          Net Sales to unaffiliated customers

          Core materials segment                       $ 14,207     $ 15,600     $ 44,434     $ 48,045
          Seafood segment                                 5,302        6,613       17,714       19,304
                                                       --------     --------     --------     --------
          Total net sales                              $ 19,509     $ 22,213     $ 62,148     $ 67,349

          Operating Income
          Core materials segment                       $  1,399     $  1,603     $  3,988     $  5,114
          Seafood segment                                  (327)        (337)      (1,363)        (865)
          Total operating income                       $  1,072     $  1,266     $  2,625     $  4,249
                                                       ========     ========     ========     ========

7.        NEW ACCOUNTING STANDARDS

          In October 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for long-lived assets. The Company expects to adopt this Statement during the first quarter of fiscal 2002. Management does not believe that the adoption of this standard will have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The primary sources of liquidity historically have been and are expected to continue to be cash flow generated from operations and available borrowings under short-term lines of credit. The Company increased its borrowing capacity under its domestic line of credit to $16.5 million in January 2001. The Company also continues to have lines of credit in Ecuador and Europe totaling approximately $4.7 million. Borrowing requirements increased in 2001 as a result of the Company's working capital requirements and lower cash generated from operations. In September 2001, the Company utilized a portion of its equipment line of credit to finance the previous purchase of $370,000 of equipment. Future capital expenditures are expected to be funded by a combination of cash generated from operations and outside financing, if necessary.

In September, the Company decided to exit the seafood import business. It is expected that, once the liquidation of the seafood import business' principal assets is completed, working capital requirements will be lower. Borrowing requirements are also expected to be lower compared to peak levels earlier in the year as a result of the exit from the seafood import business.

The Company's financial position remains strong. At September 30, 2001, the Company had working capital of $17.0 million compared to $16.6 million at December 31, 2000. The Company believes cash flows from operations and funds available under its existing domestic and foreign credit facilities will be adequate to meet the Company's needs during 2001.


Results of Operations for the Three and Nine Months
Ended September 30, 2001 and 2000

Total sales decreased 12 % and 8 %, respectively, during the three and nine-month periods ended September 30, 2001 as compared to the same period in 2000.

Core material sales were $14,207,000 and $15,600,000 for the three months ended September 30, 2001 and 2000, respectively, and $44,434,000 and $48,045,000 for the nine months ended September 30, 2001 and 2000, respectively. Domestic sales were lower in the three and nine-month periods ended September 30, 2001 compared to the same periods in 2000. This reduction was partly offset by a strong increase in sales in Europe. The reduction in domestic sales was primarily due to lower demand from the Company's largest end user group, the boating industry. It is now expected that retail sales in the domestic marine market may be down as much as 30 percent for the year. The Company therefore expects domestic sales to continue to be lower than 2000 levels for the remainder of the year. The increase in Europe sales resulted from higher shipments to manufacturers of windmill blades. On a worldwide basis, volume (measured by boardfeet shipped) of the Company's balsa products was approximately the same in 2001 compared to 2000. This was partially offset by the impact of a stronger U.S. dollar relative to certain foreign currencies, particularly the Euro.

Many of the Company's end user markets, including boating, are highly cyclical. Demand within those industries is dependent upon, among other factors, discretionary income, inflation, interest rates and consumer confidence. Fluctuating interest rates and other changes in economic conditions make it difficult to forecast short or long range trends.

Seafood sales were $5,302,000 and $6,613,000 for the three months ended September 30, 2001 and 2000, respectively, and $17,714,000 and $19,304,000 for the nine months September 30, 2001 and 2000, respectively. Sales of seafood products from the Company's import business were lower in the third quarter of 2001 compared to the third quarter of 2000 because of lower demand at the retail and consumer level for seafood products. Sales of shrimp in the first nine months of 2001 were lower than the comparable period in 2000 and continue to be significantly below historical levels.

The overall gross margin as a percentage of sales for the nine months ended September 30, 2001 was approximately the same as compared to 2000. The typical margin in the seafood import business is lower than the Company's historical margins realized as a core materials producer/distributor and shrimp producer. The overall margin is therefore determined not only by the margins in each segment, but by the mix of seafood and materials. The margin for the Company's core products remained approximately the same in 2001 as compared to last year. The margins from seafood sales decreased in the nine months ended September 30, 2001 as compared to the period ended September 30, 2000 because of the continuing effects of the White Spot virus and a decline in commodity selling prices for many seafood products. The White Spot virus continued to affect the shrimp farms negatively, resulting in significantly lower production and revenues compared to historical levels. The Company is taking all possible steps to mitigate the effect of this disease on its farms, but no definitive determination can be made as to its longevity and effect on shrimp prices in the marketplace. A downturn in the entire seafood market, which began during the first quarter of 2001, negatively affected prices for many seafood products, including shrimp produced at the Company's farms and products sold by the Company's import subsidiary. This has generally resulted in lower margins all year for the seafood segment. During the third quarter, the Company also incurred a pretax charge of $150,000 to reduce the seafood import inventory to its estimated fair market value.

Selling, general and administrative expenses ("SG&A") as a percentage of sales increased in the nine months of 2001 as compared to 2000. Certain of the expenses contained in SG&A are fixed in nature, and combined with lower materials segment revenues, caused the increase in the SG&A percentage. The seafood import business has a lower percentage of SG&A expenses to revenues as compared to the Company's materials segment. The overall percentage is therefore influenced by the amount of SG&A in each segment and the relationship of each segment's revenues and SG&A to aggregate amounts.

Sales and expenses were affected in all periods by the different exchange rates applied in remeasuring the books of accounts of the Company's foreign subsidiaries.

Interest expense increased in the first nine months of 2001 as compared to 2000. The average borrowings were higher in 2001 compared to 2000. The interest rates on U.S. dollar loans in Ecuador were lower and average rates in the U.S. for the nine months ended September 30 were lower in 2001 compared to 2000. In both periods, interest rates on dollar denominated loans in Ecuador were significantly higher than rates available to the Company in the U.S. The level of borrowing in all periods is related to the Company's working capital needs and cash flows generated from operations.

The Company had a foreign exchange gain of $46,000 for the nine month period ended September 30, 2001, compared to a loss of $322,000 for the nine month period ended September 30, 2000. Translation gains and losses are mainly caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when remeasuring foreign currency balance sheets into U.S. dollars. The Company utilizes foreign exchange contracts to hedge certain inventory purchases. The Company does not enter into foreign currency transactions for speculative purposes. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange.

The provision for income taxes was at the rate of 37% and 32% of pre-tax earnings for the three and nine months ended September 30, 2001 and 2000, respectively.

New Accounting Standard

In October 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for long-lived assets. The Company expects to adopt this Statement during the first quarter of fiscal 2002. Management does not believe that the adoption of this standard will have a material impact on the Company's financial position or results of operations.

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

(B)       Reports on Form 8-K:

          No report has been filed during the quarter ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BALTEK CORPORATION
                                      (Registrant)


Date:  November 12, 2001              /s/ Jacques Kohn
                                      ----------------
                                      Jacques Kohn
                                      President



Date:  November 12, 2001              /s/ Ronald Tassello
                                      -------------------
                                      Ronald Tassello
                                      Chief Financial Officer and Treasurer