Form 10-K
period 2001-12-31
BALTEK CORP
filed 2002-03-29
CIK 9442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Fiscal Year Ended                         Commission file number
          December 31, 2001                                     2-44764

                               BALTEK CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                        13-2646117
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

            10 Fairway Court
              P.O. Box 195
          Northvale, New Jersey                                    07647
(Address of principal executive offices)                        (Zip Code)

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ _ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates on March 8, 2002 amounted to $8,780,000.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date, March 8, 2002: 2,390,383 shares, Common Stock, $1.00 par value.

     Documents incorporated by reference: Portions of the registrant's proxy statement dated April 26, 2002 for use in connection with its 2002 annual meeting of stockholders are incorporated by reference in Part II of this Annual Report on Form 10-K to the extent set forth in items 10, 11 and 12 hereof.

                                     PART I


Item 1.        BUSINESS

Principal Products

     The registrant and its subsidiaries (hereinafter collectively referred to as the "Company") is a multinational manufacturing and marketing company. The Company operates in two lines of business: 1) supplying core materials, primarily balsa wood and balsa wood products, linear and cross-linked PVC foam products and non-woven polyester mat, and 2) seafood, including aquaculture, the farming and processing of shrimp, and, for the first nine months of 2001, as a seafood importer. The foam and mat products, together with the Company's balsa products, position the Company as a complete supplier to the composite structural core market. The core materials are typically used by the Company's customers to manufacture a variety of products by laminating metal or fiberglass reinforced plastic skins to both sides of the core material, thereby creating a sandwich structure. The products manufactured by the Company's customers include fiberglass boats, aircraft cargo pallets, aircraft flooring, fiberglass storage and processing tanks, electrical generating equipment and fiberglass tub and shower bottoms. Balsa lumber is used mostly by the hobby industry to manufacture model airplanes.

     The Company mills and sells graded and finished balsa lumber in standard sizes and balsa wood strips and blocks. "Standard sizes" of balsa lumber are measured in boardfeet (12" x 12" x 1") for the English system of measure or in cubic meters for the metric system of measure. Shipments to Europe (except the U.K.) and Japan are made in cubic meters while shipments to the U.S. and the U.K. are in boardfeet. The Company, for production and statistical purposes, converts all metric measurements into boardfeet, thus the Company's "standard" is boardfeet. The Company also manufactures and sells custom-made bonded panels, bonded blocks of balsa wood and a flexible balsa wood block mat called "Contourkore(R)." Glued-up balsa blocks are marketed in two ways. Part is sold directly to customers in block or panel form, the balance is shipped to the Company's factory in Northvale, NJ for further processing into Contourkore and other products.

     The Company's mat products are imported from Holland and Japan and resold without further manufacturing. These products are marketed as "Coremat(R)" (a registered trademark of Lantor BV) and "BaltekMat(R)," principally to the pleasure boat industry.

     The Company is the sole North American source and nonexclusive distributor in Central and South America of Airex(R) (a registered trademark of Alcan Airex
AG) and Airlite(TM), structural PVC foam products. The foam is purchased from Airex for further processing in the U.S. and is sold to customers as rigid or flexible panels in various thicknesses.

     The Company is also in the seafood business, including aquaculture and, for the first nine months of 2001, as a seafood importer. The aquaculture business, specifically shrimp farming in Ecuador, South America, consists of a hatchery, two farms and a packing plant. Shrimp larvae are supplied by the hatchery to the farms, and after harvest, transferred to the packing plant for processing and shipment. The Company supplies frozen blocks that are purchased in wholesale quantities by importers and/or large processors. Typically these companies buy container loads of shrimp and then either distribute them to other users or process and redistribute them as cooked, breaded or repacked products. They are sold under their own brand names and to a very large network of smaller specialized users and retailers (supermarkets, restaurants, etc.). The Company, for the first nine months of 2001, also operated as a seafood importer, purchasing various types of seafood products such as shrimp, salmon and lobster from independent producers located throughout the world as well as shrimp from the Company's own farms. During the third quarter of 2001, the Company decided to terminate its seafood import business. In September 2001, the Company signed an agreement with

National Fish and Seafood, Inc. ("NFS"). The agreement provided that NFS assist the Company in selling its inventory to third parties. By December 31, 2001, substantially all of the inventory was sold. The final inventory quantities were sold in March 2002.

     Substantially all of the Company's balsa and all of its shrimp are produced in Ecuador. The Company also receives small quantities of balsa from other Latin American countries. The dependence on foreign countries for raw materials represents some inherent risks. However, the Company, or its predecessors, has operated without interruption in Ecuador since 1940. Operating in Ecuador has enabled the Company to produce raw materials at a reasonable cost in an atmosphere that has been favorable to exporters such as the Company. To mitigate the risk of operating in Ecuador, in 1999 the Company obtained a five-year expropriation insurance policy. This policy provides the Company coverage for its assets in Ecuador against expropriatory conduct (as defined in the policy) by the government of Ecuador. The amount of the recoverable loss is governed by the terms of the policy.


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

     For the years ended December 31, 2001 and 2000, approximately 54% and 61%, respectively, of the shrimp production was sold to the European market; the balance was sold to the U.S. and Canadian markets.

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

     The Company's shrimp business competes against many larger companies that produce shrimp through similar methods, in addition to fishing for shrimp in the traditional method of trawling.

Material Customer

     No customer accounted for more than 10% of revenues in 2001, 2000 or 1999.

Backlog

     As of December 31, 2001 and 2000, the Company had a backlog of orders believed to be firm in the amounts of $7,415,000 and $9,071,000, respectively. The 2001 backlog is reasonably expected to be filled within the current fiscal year.

Sources and Availability of Raw Materials

     The Company acquires, partly from its own plantations and partly from others, substantially all of its balsa wood from western and coastal Ecuador accessible by roads, so that the balsa lumber can be transported by truck to its sawmills. The Company presently considers the timber standing in this area to be ample to supply all the Company's requirements in the foreseeable future. The Company may, however, make periodic purchases of land to supplement its existing plantations and provide for future growth. The Company also receives small quantities of balsa from other Latin American countries. The Company has experienced no difficulties in purchasing its foam and mat materials and anticipates that the manufacturers will be able to produce adequate quantities to meet demand. The resins, fiberglass and other materials used in the Company's manufacturing processes are available from numerous commercial sources. To date, the Company has experienced no difficulty in obtaining such materials needed for its operations.

     The Company owns and operates two shrimp farms and a shrimp hatchery in Ecuador for the production of shrimp. The Company's production of shrimp has been negatively effected by the "White Spot" virus in 1999, 2000 and 2001. The hatchery supplies substantially all the larvae required by the Company's ponds. The Company also owns a shrimp packing plant in Ecuador, thereby achieving complete vertical integration of the shrimp business.

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

Estimated Research Costs

     The Company has incurred approximately $665,000 during 2001 for research and development, compared to expenditures of $565,000 in 2000 and $597,000 in 1999. All expenditures are related to the core materials segment. The Company continues to actively explore possible new applications of its core materials and new processes to improve the manufacturing of those products.

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

Employees

     The Company has 965 employees in Ecuador, 174 in the United States, 13 in Europe and one each in Japan and Uruguay, aggregating 1,154 employees.

Seasonality

     The Company's business is not seasonal.

Classes of Products

     The following table sets forth the amount and percentage of net sales represented by each of the Company's product classes in each of the three years in the period ended December 31, 2001 (dollars in thousands):




                   Year         Core Materials       Seafood       Total
                   2001              $57,871         $20,197      $78,068
                                          74%             26%         100%
                   2000              $63,175         $25,885      $89,060
                                          71%             29%         100%
                   1999              $58,938         $27,089      $86,027
                                          69%             31%         100%

Segment Information

     The Company is engaged in two lines of business, that of manufacturing and supplying products which are used principally as the structural core material in composite applications in various industries, and in the seafood business, as a shrimp producer in Ecuador and, for the first nine months of 2001, as a seafood importer.

     Reference is made to the information set forth in Note 11 to the Notes to Consolidated Financial Statements, Part II, Item 8 hereof, with respect to assets and operating results for different business segments.

Foreign Operations

     The Company, through its Ecuadorian subsidiaries, owns and operates five woodworking plants and approximately 16,089 acres of forestland in Ecuador. In addition, the Company owns and operates two shrimp farms on approximately 2,300 acres, a shrimp hatchery and a shrimp packing plant.

     At the Company's woodworking plants, rough balsa lumber is received from plantations or independent loggers and then processed into finished lumber and other manufactured products.

     The Company's shrimp ponds are stocked with larvae. After feeding, controlling the pond environment and monitoring the growth of the shrimp for a period of approximately 18 weeks the shrimp are harvested, frozen, packed and sold for export.

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

Item 2.        PROPERTIES

The Company owns or leases the properties indicated in the following table:

                          Property and Location                                Status

One-story concrete and steel building  containing the Company's principal      Leased
U.S.  manufacturing  plant  and  warehouse  space,  approximately  85,000 square feet on 4-1/2 acres. (Northvale, New Jersey)

Two-story concrete and steel building  containing the Company's principal      Leased
offices,  manufacturing plant and warehouse space,  approximately  80,000 square feet. (Northvale, New Jersey)

Approximately  70,000  square  feet  containing  research   laboratories,      Leased
warehouse  and office space in two  buildings.  (Norwood  and  Northvale,
New Jersey)

Woodworking  plant housed in several wood,  concrete and steel buildings,      Owned
approximately 180,000 square feet.  (Guayaquil, Ecuador)

Woodworking  plant housed in several wood,  concrete and steel buildings,      Owned
approximately  30,000  square  feet  on  7  acres  of  land.  (Guayaquil,
Ecuador)

16,089 acres of timberland in Ecuador.                                         Owned

1,800  acres of land for shrimp  farming in  Ecuador,  including  10 wood      Owned
buildings and one concrete building totaling  approximately 11,000 square feet.

444 acres of land for shrimp  farming in  Ecuador,  including  4 concrete      Leased
buildings and 4 wood buildings totaling 4,357 square feet.

Shrimp  hatchery  housed in several  concrete  buildings  on 3.7 acres of      Owned
land.  (San Pablo, Ecuador)

Shrimp packing plant housed in three concrete and steel  buildings on 2.6      Owned
acres of land.  (Duran, Ecuador)

Woodworking  plant housed in four concrete and steel  buildings,  165,000      Owned
square  feet on  approximately  28 acres of land.  (Santo  Domingo de los
Colorados, Ecuador)

Woodworking  plant housed in four  concrete and steel  buildings,  62,000      Owned
square feet on approximately 7 acres of land.  (Manta, Ecuador)

Woodworking  plant  housed in one wood  building,  26,000  square feet on      Owned
approximately 8 acres of land.  (Quevedo, Ecuador)


Maintenance  facilities  for  the  Balsa  Raw  Material  Department  in a      Owned
concrete and wood building, 16,875 square feet.  (Quevedo, Ecuador)

Apartment space in concrete  building,  approximately  1,450 square feet.      Owned
(Quevedo, Ecuador)

Office  space  in  concrete  building,  8,489  square  feet.  (Guayaquil,      Owned
Ecuador)

Office space in concrete building, 1,000 square feet.  (Croydon, U.K.)         Leased

Office  space in stone and wood  building,  2,000  square  feet.  (Paris,      Leased
France)


     All of the above properties, except the shrimp farming land, hatchery and packing plant are used in the core materials business.

     All of the Company's properties, plants and equipment are considered to be presently sufficient for their respective purposes.

Item 3.        LEGAL PROCEEDINGS

        Not applicable.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no submission of matters to a vote of security holders during the fourth quarter of 2001.

                                     PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the Symbol: BTEK. The following is the range of high and low prices for the last two years.

                                       2001                          2000
                                --------------------          ------------------
                                    HIGH        LOW               HIGH       LOW
                                    ----        ---               ----       ---

1st Quarter                       $ 8.38     $ 7.00             $ 8.75    $ 7.31
2nd Quarter                         8.63       7.58               7.88      6.38
3rd Quarter                         8.63       7.48               7.38      6.50
4th Quarter                         8.00       6.50               7.75      6.75


The Company had approximately 111 stockholders of record as of March 8, 2002.

     No cash dividends were paid during the past two years in the period ended December 31, 2001.

Item 6.        SELECTED FINANCIAL DATA

(Dollars in thousands except per share amounts)
YEARS ENDED DECEMBER 31,

                                    2001        2000        1999        1998        1997
                                    ----        ----        ----        ----        ----
Net sales                        $78,068       $89,060    $86,027      $67,695    $56,140

Net income                         1,582         2,882      2,816        3,259      1,841

Earnings per common share           0.64          1.14       1.12         1.29        .73

Total assets                      55,782        57,531     52,905       46,077     41,755

Long-term obligations                302           128        591        1,581      3,015

Cash  dividends  declared per
     common share                     --            --         --           --         --

Average shares outstanding     2,468,472     2,523,261  2,523,261    2,523,261  2,523,261



Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgements, including those related to revenue recognition, allowance for doubtful accounts, inventories, income taxes, impairment of long-lived assets and contingencies. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following accounting policies involve its more significant judgements and estimates used in the preparation of its consolidated financial statements. Baltek maintains allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company adjusts its inventory for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. To estimate the recoverability of the Company's property and equipment, management must make assumptions regarding estimated future cash flows and other factors to determine the value of the assets. If these estimates or their related assumptions change, the Company may be required to record impairment charges not previously recorded for these assets. Deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax bases of assets and liabilities and carryforwards using currently enacted tax rates. The Company estimates its tax valuation allowance by assessing the future recoverability of the deferred tax assets. The allowance is based on estimates of taxable income in each jurisdiction the Company operates and the period over which the assets will be recoverable. In the event that actual results differ from those estimates, the Company may need to establish additional valuation allowances.


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

In September 2001, the Company decided to exit the seafood import business. Primarily as a result of that decision, borrowing requirements were lower in the fourth quarter compared to peak levels earlier in the year. It is expected that average borrowings in 2002 will be lower than 2001.

The Company believes its financial position remains strong. At December 31, 2001, the Company had working capital of $16.8 million compared to $16.6 million at December 31, 2000. Cash was provided and used in varying amounts during the two-year period, principally as a result of changes in the elements of current assets and current liabilities and in the amount of cash provided by net income. Inventories and accounts receivable increased in 2000 due to the Company's expansion into the seafood import business and decreased in 2001 as a result of the exit from that business. The Company's short-term borrowings decreased in 2001.

Cash used in investing activities for the three-year period was due to investments in balsa plantations, purchases of new equipment and the replacement of old equipment. At this time the Company has no material commitments for capital expenditures.

At December 31, 2001, the Company had unused lines of credit of approximately $9.8 million with a domestic bank, approximately $2.0 million with Ecuadorian banks and approximately $0.5 million with European banks for working capital purposes. The Company expects that future operations and its unused lines of credit will provide sufficient resources to support its planned expansion and maintain its favorable liquid position.


RESULTS OF OPERATIONS FOR THE YEARS
ENDED DECEMBER 31, 2001, 2000 AND 1999

Total sales decreased 12% in 2001 and increased 4% in 2000. The decrease in 2001 is due to lower core material and seafood sales. The gains in 2000 were due to increased core materials sales and higher seafood sales.

Core material sales were $57,871,000,  $63,175,000 and $58,938,000 in 2001, 2000 and 1999, respectively. Domestic sales were lower in 2001 compared to 2000. This reduction was partly offset by a strong increase in sales in Europe. The reduction in domestic sales was primarily due to lower demand from the Company's largest end user group, the boating industry. According to published reports in the industry, wholesale boat shipments in the domestic marine market decreased by 20 percent or more for the year. The increase in European sales resulted from higher shipments to manufacturers of windmill blades. Revenues increased in 2000 due to strong demand in many industries, including the boating industry. The generally robust economy during 2000 resulted in strong demand in the boating industry.

Many of the Company's end user markets, including boating, are highly cyclical. Demand within those industries is dependent upon, among other factors, discretionary income, inflation, interest rates and consumer confidence. Fluctuating interest rates and other changes in economic conditions make it difficult to forecast short or long range trends.

Management believes that the Company's revenues for the year ended December 31, 2001 were negatively affected by the fluctuation of foreign currencies, particularly those of its European subsidiaries, compared to the U.S. dollar.

Seafood sales were  $20,197,000,  $25,885,000  and $27,089,000 in 2001, 2000 and
1999, respectively. Management believes that the decrease in 2001 is due to: 1) lower demand in the entire seafood industry, 2) production levels at the Company's shrimp farms and 3) the Company's decision to terminate its seafood import business during the third quarter of 2001. A downturn in the entire seafood industry negatively affected prices for many seafood products, including shrimp produced at the farms and products sold through the Company's import subsidiary. Unfavorable economic conditions in the U.S. and Japan during 2001 resulted in lower consumption and therefore lesser demand for seafood products. The White Spot virus continued to affect the shrimp farms negatively, resulting in lower production and revenues compared to historical levels. The amount of shrimp produced at the Company's farms in 2001 was approximately the same as 2000; production in 2000 declined by 62% compared to 1999 and 66% compared to 1998. The decrease in revenues in 2000 was the result of a significant decline in sales of shrimp, partially offset by improved sales of seafood products from the Company's import business.

During the third quarter of 2001, the Company decided to terminate its seafood import business. As a result, revenues in the fourth quarter of 2001 were significantly lower than the comparable period in 2000 and are expected to be significantly lower in 2002 compared to 2001.

The overall gross margin as a percentage of sales increased slightly in 2001 and remained the same in 2000 compared to 1999. It is the Company's experience that the typical margin in the seafood import business is lower than its historical margins realized as a core materials producer/distributor and shrimp producer. The overall margin is therefore determined not only by the margins in each segment but also by the mix of seafood and core material sales. The margin for the Company's core products decreased in 2001 and improved in 2000. The margins decreased in 2001 due primarily to higher costs in Ecuador. The margins improved in 2000 due to the one-time benefit realized from the devaluation of the sucre when Ecuador converted its national currency to the U.S. dollar. The margins from seafood sales decreased in 2001 and 2000 because of the continuing effects of the White Spot virus and a decline in commodity selling prices for seafood products. Subsequent to its decision to terminate the seafood import business, the Company recorded losses of approximately $316,000 upon the sale or final disposition of the seafood import inventory.

Selling, general and administrative expenses ("SG&A") as a percentage of sales increased in 2001 and 2000. The seafood import business has a lower percentage of SG&A expenses to revenues as compared to the Company's core materials segment. The overall percentage is therefore influenced by the amount of SG&A in each segment and the relationship of each segment's revenues and SG&A to aggregate amounts. In dollar terms, SG&A expenses increased in 2001 as a result of increases in commercial insurance, medical insurance and expenses related to the closure of the seafood import business. "SG&A" expenses increased in 2000 primarily as a result of increases in selling expenses.

Sales and expenses were affected in all three years by the different exchange rates applied in remeasuring the books of accounts of the Company's foreign subsidiaries.

Interest expense increased in 2001 and decreased in 2000. The average borrowings were higher in 2001 compared to 2000. The interest rates on U.S. dollar loans in Ecuador were lower and average rates in the U.S. were lower in 2001 compared to 2000. In both periods, interest rates on dollar denominated loans in Ecuador were significantly higher than rates available to the Company in the U.S. In 2000, the Company's short-term borrowings for working capital purposes in Ecuador were primarily U.S. dollar denominated loans. The Company's interest rate on U.S. loans was higher in 2000 and its average borrowings were lower in 2000 as compared to 1999. The level of borrowing in all periods is related to the Company's working capital needs and cash flows generated from operations.

The Company had a foreign exchange gain of $53,000 in 2001 and losses of $328,000 and $336,000 in 2000 and 1999, respectively. Remeasurement gains and losses are mainly caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when remeasuring foreign currency balance sheets into U.S. dollars. The Company utilizes foreign exchange contracts to hedge certain inventory purchases and may also employ certain strategies whose objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. The Company has not and does not intend to enter into foreign currency transactions for speculative purposes. Management is unable to forecast the impact of remeasurement gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange.

The effective income tax rate amounted to 32% in 2001, 37% in 2000 and 27% in 1999. Reconciliation of the effective rate with the U.S. statutory rate is detailed in Note 8 to the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for long-lived assets. The Company expects to adopt this Standard during the first quarter of fiscal 2002. Management does not believe that the adoption of this standard will have a material impact on the Company's financial position or results of operations.

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

Item 7a.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including changes in commodity prices, foreign currency fluctuations and interest rates. To manage the volatility associated with foreign currency purchases of materials created in the normal course of business the Company enters into a limited number of derivative hedging transactions.

The majority of the Company's working capital borrowings at December 31, 2001 were subject to variable interest rates. The Company entered into two interest rate swaps in 2001 to manage a portion of its exposure to fixed versus floating interest rates. The Company's policy is to use foreign currency and interest rate derivative instruments to the extent necessary to manage exposures. The Company does not hold or issue derivative financial instruments for speculative purposes.

For quantitative  disclosure regarding the Company's derivative  instruments see
Note 12 to the Consolidated Financial Statements.


Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant and subsidiaries and supplemental schedule are annexed hereto and made part hereof.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Omitted from this Report since a definitive Proxy Statement, pursuant to Regulation 14A, containing the required information, will be filed with the Commission not later than 120 days after the close of registrant's fiscal year.

Item 11.       EXECUTIVE COMPENSATION

     Omitted from this Report since a definitive Proxy Statement, pursuant to Regulation 14A, containing the required information, will be filed with the Commission not later than 120 days after the close of registrant's fiscal year.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

     Omitted from this Report since a definitive Proxy Statement, pursuant to Regulation 14A, containing the required information, will be filed with the Commission not later than 120 days after the close of registrant's fiscal year.

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

(b)            Reports on Form 8-K

               No reports on Form 8-K were filed by or on behalf of the registrant for the quarter ended December 31, 2001, the last quarter in the period covered by this Annual Report on Form 10-K.

                                  EXHIBIT INDEX



     3.2 Articles of Incorporation (By-laws), filed as Exhibit 3.2 to Registration Statement on Form S-1(Reg. No. 2-44764) is incorporated herein by reference.

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

     10.1.3 Second Amendment to Revolving Loan and Security Agreement dated December 31, 2000 between Baltek Corporation and Crustacea Corporation, collectively, as Borrower, and Summit Bank, as Lender (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31,
2000).

     10.1.4 Second Substitute Revolving Credit Note dated December 31, 2000 between Baltek Corporation and Crustacea Corporation, collectively, as Borrower, and Summit Bank, as Lender (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2000).

     10.1.5 Third Amendment to Revolving Loan and Security Agreement dated September 28, 2001 between Baltek Corporation and Crustacea Corporation, collectively, as Borrower, and Fleet National Bank, as Lender. *

     10.2 Lease Agreement dated September 18, 2000 between the Company, as Tenant, and Edro Associates, as Landlord (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30,
2000).

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

     10.6 Executive Employment Agreement dated June 1, 2000 between the Company and Antonio R. Diaz (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000).

     10.7 Agreement dated March 5, 2001 between the Company and Jacques Kohn, Jean Kohn and Bernard Kohn (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2000).

     10.8 Executive Employment Agreement dated May 1, 2001 between the Company and Antonio L. Diaz *

     10.9 Executive Employment Agreement dated January 1, 2002 between the Company and Harold Gutmann *

     21 Subsidiaries *

                                * Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    BALTEK CORPORATION
                                                        Registrant



                                           By  /s/ Jacques Kohn
                                              ------------------------
                                                 Jacques Kohn,
                                                 President
                                                 Director



                                           By  /s/ Ronald Tassello
                                              ------------------------
                                                 Ronald Tassello,
                                                 Chief Financial Officer and
                                                 Treasurer (Principal
                                                 Financial Officer and
                                                 Principal Accounting
                                                 Officer)

Dated:  March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

By  /s/ Jacques Kohn                       By  /s/ Benson J. Zeikowitz
    ----------------------                     -----------------------
    Jacques Kohn,                             Benson J. Zeikowitz
    Director                                  Director

By  /s/ Margot W. Kohn                     By  /s/ William F. Nicklin
    ----------------------                     -----------------------
    Margot W. Kohn,                           William F. Nicklin
    Director                                  Director

By  /s/ Henri-Armand Kohn                  By  /s/ Jean J. Kohn
    ----------------------                     -----------------------
    Henri-Armand Kohn,                        Jean J. Kohn
    Director                                  Director

By  /s/ Bernard J. Wald
    ----------------------                     -----------------------
    Bernard J. Wald
    Director


Dated:  March 29, 2002