Form 10-Q
period 2002-03-31
BALTEK CORP
filed 2002-05-15
CIK 9442

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________ To _________


                         Commission file number 2-44764


                               BALTEK CORPORATION
           -----------------------------------------------------------
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

Yes   [ X ]        No  [   ]


     Common shares of stock outstanding as of May 10, 2002: 2,390,383 shares


BALTEK CORPORATION and subsidiaries

TABLE OF CONTENTS
------------------------------------------------------------------------------------


                                                                                Page
PART I.  FINANCIAL INFORMATION:

   ITEM 1.  FINANCIAL STATEMENTS:

      Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001.....1

      Consolidated Statements of Income and Comprehensive Income
        for the Three Months Ended March 31, 2002 and 2001.......................2

      Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 2002 and 2001............................................3

      Notes to Consolidated Financial Statements.................................4

   ITEM 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations..................................................7

   ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk..........11

PART II.  OTHER INFORMATION:

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................12

      SIGNATURES................................................................13



                          BALTEK CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands, except per share data)
 ---------------------------------------------------------------------------------------------------------
                                                                             March 31,    December 31,
                              ASSETS                                           2002           2001
                                                                           (Unaudited)
CURRENT ASSETS:
  Cash                                                                      $  1,206       $    573
  Accounts receivable, net                                                     7,985          7,860
  Inventories                                                                 19,465         19,933
  Prepaid expenses                                                               640            708
  Other                                                                        2,301          2,610
                                                                            --------       --------
           Total current assets                                               31,597         31,684

PROPERTY, PLANT AND EQUIPMENT, Net                                            13,075         13,129

TIMBER AND TIMBERLANDS                                                        10,097          9,963

OTHER ASSETS                                                                   1,002          1,006
                                                                            --------       --------

TOTAL ASSETS                                                                $ 55,771       $ 55,782
                                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                             $  9,000       $  8,700
  Accounts payable                                                             2,243          2,431
  Income tax payable                                                             402            274
  Accrued salaries, wages and bonuses payable                                    407            587
  Accrued expenses and other liabilities                                       2,641          2,676
  Current portion of long-term debt                                              108            113
  Current portion of obligation under capital lease                               --             82
                                                                            --------       --------
           Total current liabilities                                          14,801         14,863

LONG-TERM DEBT                                                                   278            302

UNION EMPLOYEE TERMINATION BENEFITS                                              226            210
                                                                            --------       --------
           Total liabilities                                                  15,305         15,375
                                                                            --------       --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par; 5,000,000 shares authorized and unissued            --             --
  Common stock, $1.00 par; 10,000,000 shares authorized,
     2,523,261 issued                                                          2,523          2,523
  Additional paid-in capital                                                   2,157          2,157
  Retained earnings                                                           36,866         36,380
  Accumulated other comprehensive loss                                          (105)          (147)
  Treasury stock, at cost: 132,878 and 66,439 shares
     at March 31, 2002 and December 31, 2001, respectively                      (975)          (506)
                                                                            --------       --------
           Total stockholders' equity                                         40,466         40,407
                                                                            --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 55,771       $ 55,782
                                                                            ========       ========


                 See notes to consolidated financial statements.


                       BALTEK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      AND COMPREHENSIVE INCOME (UNAUDITED)
                  (Dollars in Thousands, except per share data)
---------------------------------------------------------------------------------

                                                           Three Months
                                                           Ended March 31,
                                                       2002              2001
NET SALES                                          $    16,082       $    21,151

COST OF PRODUCTS SOLD                                   11,427            16,348

SELLING , GENERAL AND
  ADMINISTRATIVE EXPENSES                                3,723             3,995
                                                   -----------       -----------
            Operating income                               932               808
                                                   -----------       -----------
OTHER INCOME (EXPENSE):
   Interest expense                                       (173)             (260)
   Foreign exchange (loss) gain                            (46)                2
   Other, net                                                2                (1)
                                                   -----------       -----------

            Total                                         (217)             (259)
                                                   -----------       -----------

INCOME BEFORE INCOME TAXES                                 715               549

INCOME TAX PROVISION                                       229               203
                                                   -----------       -----------

NET INCOME                                                 486               346

OTHER COMPREHENSIVE INCOME (LOSS):
   Cumulative effect of adopting SFAS No. 133               --               (16)
   Change in fair value of interest rate swap               42                (2)
                                                   -----------       -----------

COMPREHENSIVE INCOME                               $       528       $       328
                                                   ===========       ===========

EARNINGS PER COMMON SHARE, BASIC
  and DILUTED                                      $       .20       $       .14
                                                   ===========       ===========

AVERAGE SHARES OUTSTANDING                           2,391,859         2,504,806
                                                   ===========       ===========


See notes to consolidated financial statements.



                         BALTEK CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (Dollars in Thousands)
--------------------------------------------------------------------------------------------

                                                                        Three Months
                                                                       Ended March 31,
                                                                     2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $   486       $   346
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                       740           741
    Foreign exchange loss (gain)                                         46            (2)
    Changes in assets and liabilities, net of the effect of
     foreign currency translation:
        Accounts receivable                                            (124)         (518)
        Income taxes                                                    128          (164)
        Inventories                                                     468         2,231
        Prepaid expenses and other current assets                       377          (590)
        Other assets                                                    (10)            6
        Accounts payable and accrued expenses                          (361)       (1,164)
        Other                                                            14            29
                                                                    -------       -------

           Net cash provided by operating activities                  1,764           915
                                                                    -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net acquisitions of property, plant and equipment                    (524)         (712)
  Increase in timber and timberlands                                   (295)         (312)
                                                                    -------       -------

           Net cash used in investing activities                       (819)       (1,024)
                                                                    -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable, net                                        300           975
  Payments of long-term debt                                            (29)          (13)
  Principal payments under capital lease                                (82)         (116)
  Purchase of treasury stock                                           (470)         (506)
                                                                    -------       -------

           Net cash (used in) provided by financing activities         (281)          340
                                                                    -------       -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (31)          (29)
                                                                    -------       -------
NET INCREASE IN CASH                                                    633           202

CASH, BEGINNING OF PERIOD                                               573         1,338
                                                                    -------       -------
CASH, END OF PERIOD                                                 $ 1,206       $ 1,540
                                                                    =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                        $   105       $   195
                                                                    =======       =======

    Income taxes                                                    $    76       $   445
                                                                    =======       =======

See notes to consolidated financial statements

BALTEK CORPORATION and subsidIaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented, have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K.


2.    INVENTORIES

      Inventories are summarized as follows (amounts in thousands):

                                                 March 31,        December 31,
                                                   2002               2001

       Raw materials                             $ 8,915            $ 9,131
       Work-in-process                             5,397              4,844
       Finished goods                              5,153              5,958
                                                 -------            -------

                                                 $19,465            $19,933
                                                 =======            =======



3.    SEGMENT INFORMATION

      The Company and its subsidiaries operate in two segments, as a manufacturer and supplier of core materials to various composite industries and in the seafood business as a shrimp producer and, during the first nine months of 2001, as a seafood importer. The segments are managed and reported separately because of the difference in products they produce and markets they serve. The Company evaluates performance based on operating income, i.e., results of operations before interest, income taxes and foreign exchange gains and losses. There are no intersegment sales.

      Information about the Company's operations by segment for the three months ended March 31, 2002 and 2001 is as follows (amounts in thousands):


                                                        Three Months
                                                       Ended March 31,
                                                   2002              2001
       Net sales to unaffiliated customers

       Core materials segment                    $ 15,192          $ 14,828
       Seafood segment                                890             6,323
                                                ----------        ----------

       Total net sales                           $ 16,082          $ 21,151
                                                ==========        ==========


       Operating income

       Core materials segment                    $  1,326          $  1,395
       Seafood segment                               (394)             (587)
                                                ----------        ----------

       Total operating income                   $     932          $    808
                                                ==========        ==========



4.    RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS No. 142 eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit. The Company adopted SFAS No. 141 and 142 on January 1, 2002 and there was no impact on our financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of the long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset's useful life. The Company will be required to adopt SFAS No. 143 on January 1, 2003. Management does not believe adoption of this standard will have a material impact on our financial position or results of operations.

      In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 modifies the method in which companies account for certain asset impairment losses. The Company adopted No. 144 on January 1, 2002 and there was no material impact on our financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The primary sources of liquidity historically have been and are expected to continue to be cash flow generated from operations and available borrowings under short-term lines of credit. The Company's domestic line of credit provides for borrowings up to $16.5 million, subject to an adequate receivables and inventory borrowing base. The Company also continues to have lines of credit in Ecuador and Europe totaling approximately $4.7 million. In September 2001, the Company decided to discontinue its seafood import business. Primarily as a result of that decision, average borrowing requirements were lower in the first quarter of 2002 compared to the same period in 2001 and are expected to be lower for all of 2002 compared to peak levels in 2001.

Typically, there is at least a five-year period between when plantation land, already cleared and prepared, is seeded and when the balsa is harvested. Because of the long-term period between seeding and harvest, the Company is evaluating the adequacy of its current plantation lands to meet future, longer-term demand for its balsa products. This evaluation must also consider the cost and availability of land in 2002 and in the future. While the Company has in the past made periodic purchases of land, this evaluation may result in the determination that continuing purchases of land are required. Long-term financing is usually not available in Ecuador and, because of credit tightening due to the deteriorating economic conditions in other South American countries, the Company may not be able to finance the land purchase.

The Company continues to invest in capital expenditures in its core materials segment that position Baltek for long-term growth. Our plant and equipment expenditures are intended to increase plant capacity, improve productivity and reduce costs and give us the capability to manufacture new products. Such expenditures have historically been financed by cash flow from operations. Until the profitability of the shrimp operation improves, the Company intends to limit capital expenditures to those required to support existing operations, i.e., replacement and maintenance of existing equipment as necessary.

Future capital expenditures, including those for machinery and equipment and plantation lands are expected to be funded by a combination of cash generated from operations and outside financing, if available. The Company has no material commitments for capital expenditures.

The Company had working capital of $16.8 million at March 31, 2002 and December 31, 2001. The Company believes that future cash flow from operations and funds available under its existing domestic and foreign credit facilities will provide sufficient resources to meet the Company's needs in 2002.


Results of Operations for the Three Months
Ended March 31, 2002 and 2001

Total sales decreased approximately 24% during the three-month period ended March 31, 2002 as compared to the same period in 2001. Because of its decision to terminate the seafood import business during the third quarter of 2001, seafood revenues (and consequently total revenues) were significantly lower in 2002 than the comparable period in 2001, and are expected to be significantly lower for all of 2002 compared to 2001.

Core material sales were $15,192,000 and $14,828,000 for the three months ended March 31, 2002 and 2001, respectively. Domestic sales of core materials were lower in the first quarter of 2002 compared to the prior period. This reduction was offset by a strong increase in core material sales in Europe. The soft U.S. economy continues to affect negatively demand from the boating industry, the Company's largest end user group. While there is some evidence within the boating industry of improving sales, we believe wholesale boat shipments in the first quarter continued to be weak, particularly smaller boats (typically under 30 feet), which are more susceptible to economic downturns than larger boats. The increase in European core material sales resulted from higher shipments to manufacturers of windmill blades.

We believe that the wind energy market will grow at about 25% annually for the next five years. We also expect that the technology in this market will lead to development of larger wind turbines, requiring larger windmill blades. This makes the use of core material even more critical to the application.
Installation of wind generating facilities is increasingly becoming a global business, resulting in production of windmill blades in many regions of the world. We therefore expect continuous growth in our sales to this market, as well as a geographic expansion of our sales base.

Many of the Company's end user markets, including boating, are highly cyclical. Demand within those industries is dependent upon, among other factors, discretionary income, inflation, interest rates and consumer confidence. Fluctuating interest rates and other changes in economic conditions make it difficult to forecast short or long range trends.

Seafood sales were $890,000 and $6,323,000 for the three months ended March 31, 2002 and 2001, respectively. Management believes that the decrease in 2002 is primarily due to the Company's decision to terminate its seafood import business during the third quarter of 2001 (revenues for the import business were approximately $5.7 million in the first quarter of 2001, compared to none in
2002). Revenues have also been negatively impacted by lower demand in the entire seafood industry and production levels at the Company's shrimp farms. A downturn in the entire seafood industry negatively affected prices for many seafood products, including shrimp produced at the Company's farms. Unfavorable economic conditions in the U.S. and Japan have continued to result in lower consumption and therefore lesser demand for seafood products. Although prices for the sizes of shrimp most commonly sold by the Company did not change materially during the first quarter of 2002, in many cases these prices are at or near two or three year lows. The White Spot virus continued to affect the shrimp farms negatively, resulting in lower production and revenues compared to peak historical levels.

The overall gross margin as a percentage of sales increased in 2002 as compared to 2001. It is the Company's experience that the typical margin in the seafood import business is lower than its historical margins realized as a core materials producer/distributor and shrimp producer. The overall margin is therefore determined not only by the margins in each segment but also by the mix of seafood and core material sales. The margin for the Company's core products remained approximately the same in 2002 as compared to last year.

In December 2001, the Andean Trade Preference Act ("ATPA") expired and, as a result, products exported from Ecuador, Bolivia, Columbia and Peru will no longer be duty free. The duty rate on balsa exported from Ecuador is 3.3%. The U.S. Congress in 2002 is evaluating whether to extend the provisions of the ATPA, and, if it is extended, it may be retroactive. If not extended by Congress, we estimate that the duty will reduce our annual gross margin by approximately 1.0%. During the first quarter of 2002, the Company accrued its estimated liability because we consider it probable that ATPA legislation will be passed in 2002, but not applied retroactively.

The negative margins for the seafood segment were approximately the same for the quarters ended March 31, 2002 and 2001, respectively. The loss from operations for the same periods was $394,000 and $587,000, respectively. The Company has made cost reductions at its shrimp operations in 2002 and 2001 to mitigate its losses. Generally, however, costs incurred for larvae growth at the hatchery and for growth of the shrimp in the ponds are the same regardless of the yield from each pond after it is harvested. The profitability of the shrimp farm operations is therefore largely determined by the selling prices of the shrimp harvested. The White Spot virus has negatively affected profitability because it has reduced the yield at the shrimp farms. The negative margins continue to occur primarily because of the depressed level of commodity selling prices as discussed above and because of the continuing effects of the White Spot virus. The amount of shrimp produced at the Company's farms in the first quarter of 2002 was higher than the comparable period in 2001, but below production levels during the peak years of 1999 and 1998. The decline in commodity selling prices for shrimp and other seafood products also negatively affected margins of the seafood import business in the first quarter of 2001. The operating loss of the seafood import business, which was terminated by the Company in September 2001, was approximately $188,000 for the quarter ended March 31, 2001.

Selling, general and administrative expenses as a percentage of sales increased in the first quarter of 2002 as compared to 2001. The overall percentage is influenced by the amount of SG&A in each segment and the relationship of each business segment's revenues and SG&A to aggregate amounts. The seafood import business had a lower percentage of SG&A expenses to revenues as compared to the Company's core materials segment. Therefore, since seafood revenues decreased significantly in the first quarter of 2002, SG&A as a percentage of sales increased. In dollar terms, SG&A expenses for both segments decreased in 2002 as compared to 2001 from approximately $3,995,000 to $3,723,000. The seafood import business has SG&A expenses of approximately $190,000 in 2001. The SG&A in the materials segment decreased approximately $85,000, due to various increases and decreases in the components of SG&A. In recognition of the relative weakness of certain of our markets in 2002, the Company continues to review all areas of costs, including SG&A, for potential savings. But at the same time, to prepare the Company for long-term success and to respond to activities of our competitors, we expect to increase certain selling expenses in 2002, particularly in Europe.

Interest expense decreased in the first quarter of 2002 as compared to 2001, from $260,000 to $173,000. The seafood import business required high levels of bank debt to support its working capital requirements. As a result of our exit from that business during the third quarter of 2001, average borrowings were lower in the first quarter of 2002 compared to the same period in 2001 and are expected to continue to be lower for all of 2002 compared to 2001. Interest rates on dollar denominated loans in Ecuador during the first quarter were significantly higher than rates available to the Company in the U.S. To take advantage of the lower rates, during the first quarter of 2002, the Company shifted a portion of its borrowings from Ecuador to the U.S. The combination of lower borrowing requirements and lower rates reduced interest expense in the first quarter of 2002 compared to 2001. The Company also benefited from lower interest rates in the U.S. in the first quarter of 2002 compared to the same period in 2001. The level of borrowing in all periods is related to the Company's working capital needs and cash flows generated from operations.

The Company had a foreign exchange loss of $46,000 and a gain of $2,000 for the periods ended March 31, 2002 and 2001, respectively. Translation gains and losses are mainly caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when remeasuring foreign currency balance sheets into U.S. dollars. The Company utilizes foreign exchange contracts to hedge certain inventory purchases. The Company does not enter into foreign currency transactions for speculative purposes. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange.

The provision for income taxes was at the rate of 32% and 37% of pre-tax earnings for the quarters ended March 31, 2002 and 2001, respectively.

Sales and expenses were affected in all periods by the different  exchange rates
applied  in  remeasuring  the  books  of  accounts  of  the  Company's   foreign
subsidiaries.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS No. 142 eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit. The Company adopted SFAS No. 141 and 142 on January 1, 2002 and there was no impact on our financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of the long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset's useful life. The Company will be required to adopt SFAS No. 143 on January 1, 2003. Management does not believe adoption of this standard will have a material impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 modifies the method in which companies account for certain asset impairment losses. The Company adopted No. 144 on January 1, 2002 and there was no material impact on our financial position or results of operations.

Forward Looking Statements

Certain statements in this quarterly report on Form 10-Q, the Annual Report on Form 10-K, the Company's press releases or in reports to stockholders constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, industries in which the Company operates, the U.S. and global economies, earnings, cash flow and operating performance and may be indicated by words or phrases such as "anticipates," "supports," "plans," "projects," "expects," "should," "forecast," "believe," "management is of the opinion" and similar words or phrases. Forward-looking statements are subject to inherent uncertainties and risks, including among others: changes in commodity prices for shrimp; environmental factors affecting yields at the Company's shrimp farms and balsa plantations; increasing price and product/service competition by domestic and foreign competitors; fluctuations in the cost and availability of raw materials; economic and political conditions in Ecuador; general industry trends and growth rates, including the continued advancement in composite materials technology and its acceptance as an alternative to conventional methods of construction; and economic conditions as they affect demand for our customers' products (the Company is a raw material supplier to original equipment manufacturers and sub-tier suppliers engaged in the fabrication of composite components and assemblies). In addition, such statements could be affected by general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations. The list of factors presented here should not be considered to be a complete list of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

In light of these risks and uncertainties, actual events and results may vary significantly from those expressed or implied by such statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results and readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


                                    * * * * *

Item 3. Quantitative and Qualitative Disclosure of Market Risk

For quantitative and qualitative disclosures about market risks affecting Baltek, see Item 7A "Quantitative and Qualitative Disclosure About Market Risk" in Baltek's Annual Report on Form 10-K for the year ended December 31, 2001. There have been no material changes to our exposure to market risks since December 31, 2001.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(A)       Exhibits:

          11. An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

(B)       Reports on Form 8-K:

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BALTEK CORPORATION
                                      (Registrant)


Date:  May 14, 2002                    /s/ Jacques Kohn
                                       --------------------------------
                                         Jacques Kohn
                                         President



Date:  May 14, 2002                    /s/ Ronald Tassello
                                       --------------------------------
                                         Ronald Tassello
                                         Chief Financial Officer and Treasurer