Form 10-Q
period 2002-06-30
BALTEK CORP
filed 2002-08-14
CIK 9442

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 2002

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

Yes  [  X  ]  No [   ]


   Common shares of stock outstanding as of August 10, 2002: 2,390,383 shares

BALTEK CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page

PART I.  FINANCIAL INFORMATION:

   ITEM 1.  FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001.....1

     Consolidated Statements of Operations for the Three and Six Months
       Ended June 30, 2002 and 2001............................................2

     Consolidated Statements of Cash Flows for the Six Months
       Ended June 30, 2002 and 2001............................................3

     Notes to Consolidated Financial Statements................................4

   ITEM 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.................................................7

   ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk........11

PART II.  OTHER INFORMATION:

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............12

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................12

   SIGNATURES.................................................................13


                       BALTEK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, except per share data)


                                                                          June 30,      December 31,
                                                                           2002            2001
                                                                        (Unaudited)
ASSETS
Current Assets:
     Cash ............................................................  $  1,156         $    573
     Accounts receivable, net ........................................     8,094            6,745
     Inventories .....................................................    17,979           18,865
     Prepaid expenses ................................................       505              671
     Other ...........................................................     2,604            2,244
     Assets of discontinued operations offered for sale (Note 3) .....     2,356            9,986
                                                                         -------          -------
     Total current assets ............................................    32,694           39,084
Property, plant and equipment, net ...................................     5,917            5,729
Timber and timberlands ...............................................     9,967            9,963
Other assets .........................................................     1,003            1,006
                                                                         -------          -------
     Total Assets ....................................................  $ 49,581         $ 55,782
LIABILITIES                                                              =======          =======
Current Liabilities:
     Notes payable ...................................................  $  8,100         $  8,700
     Accounts payable ................................................     2,277            2,232
     Income tax payable ..............................................       311              274
     Accrued salaries, wages and bonuses payable .....................       514              587
     Accrued expenses and other liabilities ..........................     2,633            2,651
     Current portion of long term debt ...............................       102              113
     Current portion of obligation under capital lease ...............        --               82
     Liabilities of discontinued operations offered for sale (Note 3)        175              224
                                                                         -------          -------
     Total current liabilities .......................................    14,112           14,863
Long-term debt .......................................................       257              302
Union employee termination benefits ..................................       240              210
                                                                         -------          -------
     Total Liabilities ...............................................    14,609           15,375
STOCKHOLDERS' EQUITY                                                     -------          -------
Preferred stock, $1.00 par; 5,000,000 shares authorized and unissued .      --               --
Common stock, $1.00 par; 10,000,000 shares authorized,
     2,523,261 issued ................................................     2,523            2,523
Additional paid-in capital ...........................................     2,157            2,157
Retained earnings ....................................................    31,380           36,380
Accumulated other comprehensive loss .................................      (113)            (147)
Treasury stock, at cost:  132,878 and 66,439 shares
     at June 30, 2002 and December 31, 2001, respectively ............      (975)            (506)
                                                                         -------          -------
     Total Stockholders' Equity ......................................    34,972           40,407
                                                                         -------          -------
     Total Liabilities and Stockholders' Equity ......................  $ 49,581         $ 55,782
                                                                         =======          =======

   See notes to consolidated financial statements



                       BALTEK CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in Thousands, except per share data)

                                                                                  Three Months                 Six Months
                                                                                 Ended June 30,               Ended June 30,
                                                                               2002         2001            2002         2001

Net Sales ................................................................$    16,561    $    15,400    $    31,753    $    30,227
Cost of products sold ....................................................     11,666         10,592         21,816         20,223
Selling, general and administrative expense ..............................      3,862          3,615          7,578          7,415
                                                                           ----------     ----------     ----------     ----------
          Operating income ...............................................      1,033          1,193          2,359          2,589
Other Income (Expense):                                                    ----------     ----------     ----------     ----------
     Interest expense  ...................................................      (156)           (201)          (318)          (398)
     Foreign exchange gain (loss) ........................................        258           (161)           212           (159)
     Other, net ..........................................................          9              6             10              4
                                                                           ----------     ----------     ----------     ----------
          Total ..........................................................        111           (356)           (96)          (553)
                                                                           ----------     ----------     ----------     ----------
Income from continuing operations before income tax......................       1,144            837          2,263          2,036
Income tax provision .....................................................        365            310            724            754
                                                                           ----------     ----------     ----------     ----------
Income from continuing operations ........................................        779            527          1,539          1,282
Discontinued Operations (Note 3) :                                         ----------     ----------     ----------     ----------
     Loss from operations of discontinued seafood segment
        (including loss on disposal of $6,000 in 2002)...................      (6,387)          (490)        (6,792)        (1,140)
     Income tax benefit ..................................................       (123)          (181)          (253)          (422)
                                                                           ----------     ----------     ----------     ----------
     Loss on discontinued operations .....................................     (6,264)          (309)        (6,539)          (718)
                                                                           ----------     ----------     ----------     ----------
Net income (loss).........................................................$    (5,485)   $       218    $    (5,000)   $       564
Basic and diluted earnings (loss) per common share:                        ==========     ==========     ==========     ==========
     Earnings from continuing operations..................................$      0.33    $      0.22    $      0.64    $      0.52
     Loss from discontinued operations...................................       (2.62)         (0.13)         (2.73)         (0.29)
                                                                           ----------     ----------     ----------     ----------
     Net earnings (loss) .................................................$     (2.29)   $      0.09    $     (2.09)   $      0.23
                                                                           ==========     ==========     ==========     ==========
Average shares outstanding................................................  2,390,383      2,456,822      2,391,117      2,480,314
                                                                           ==========     ==========     ==========     ==========

See notes to consolidated financial statements.


                       BALTEK CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (Dollars in Thousands, except per share data)


                                                                               Six Months
                                                                              Ended June 30,
                                                                          2002             2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .................................................  $(5,000)          $   564
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization ...................................    1,677             1,319
    Loss on disposal of discontinued operations......................    6,000                --
    Foreign exchange (gain) loss ....................................     (212)              159
    Changes in assets and liabilities, net of the effect of
      foreign currency translation:
      Accounts receivable ...........................................     (145)             (543)
      Income taxes ..................................................       40              (233)
      Inventories ...................................................      988               956
      Prepaid expenses and other current assets .....................     (204)             (692)
      Other assets ..................................................      (10)              100
      Accounts payable and accrued expenses .........................     (151)              (22)
      Other .........................................................       27                51
                                                                        -------           -------
        Net cash provided by operating activities ...................    3,010             1,659
                                                                        -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net acquisitions of property, plant and equipment .................     (895)           (1,246)
  Increase in timber and timberlands ................................     (565)             (719)
                                                                        -------           -------
        Net cash used in investing activities .......................   (1,460)           (1,965)
CASH FLOWS FROM FINANCING ACTIVITIES:                                   -------           -------
 (Decrease) increase in notes payable, net ..........................     (600)              475
  Payments of long-term debt ........................................      (56)              (28)
  Principal payments under capital lease ............................      (82)             (233)
  Purchase of treasury stock ........................................     (470)             (505)
                                                                        -------           -------
       Net cash used in financing activities ........................   (1,208)             (291)
                                                                        -------           -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .............................      241              (286)
                                                                        -------           -------
NET INCREASE (DECREASE) IN CASH .....................................      583              (883)
CASH, BEGINNING OF PERIOD ...........................................      573             1,338
                                                                        -------           -------
CASH, END OF PERIOD .................................................  $ 1,156           $   455
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:                       =======           =======
  Cash paid during the period for:
    Interest ........................................................  $   314           $   425
                                                                        =======           =======
    Income taxes .........................................             $   533           $   665
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

As discussed in Note 3, the Company has announced its intention to sell its shrimp operations in Ecuador and has recorded a loss on disposal to reduce the assets underlying the shrimp operations to their estimated fair value, less costs to sell. The assets and liabilities of these operations have been segregated and reported separately in the accompanying balance sheets. For purposes of comparability, December 31, 2001 amounts have been reclassified to conform with the current period presentation. The operations of the seafood segment, including the seafood import business, have been reported as discontinued operations in the accompanying statement of operations. The financial results of the seafood import business have been included in the loss from discontinued operations in the accompanying consolidated statements of operations for the three and six month periods For purposes of comparability, prior period amounts have been reclassified to conform with the current period presentation.

2.    INVENTORIES

      Inventories are summarized as follows (amounts in thousands):

                                                       June 30,     December 31,
                                                           2002             2001

       Raw materials................................   $ 7,059          $ 8,901
       Work-in-process..............................     4,740            4,009
       Finished goods...............................     6,180            5,955
                                                       -------          -------
                                                       $17,979          $18,865
                                                       =======          =======

3.    DISCONTINUED OPERATIONS -- SEAFOOD SEGMENT

     Although the Company had made progress combating the effects of the white spot virus, production levels at the shrimp farms in Ecuador in 2002 continued to be well below optimum amounts. Generally, production yields were approximately 30%-40% of pre-virus levels. Selling prices for shrimp products continued to be at very low levels in 2002, due in part to a strong supply of shrimp from Southeast Asia and the Indian Subcontinent. The combination of the virus and depressed selling prices has had a negative effect on financial results. The seafood segment, which included the import business which we terminated in 2001, reported significant operating losses in 2000, 2001 and 2002.

     In June 2002, the Company therefore announced its intention to sell its shrimp operation in Ecuador, which it expects to complete within 12 months. Based on its evaluation of current economic and industry conditions, the Company recorded a charge to earnings of $6 million in the quarter ended June 30, 2002 to reduce the assets underlying the shrimp operation to their currently estimated fair value. The charge was based on an estimate of cash proceeds, net of costs to sell, to be realized from the sale of this business. The amounts ultimately realized by the Company could differ materially from the amounts assumed in arriving at the estimated loss from disposal of the business. There were no direct tax benefits associated with the impairment charge.

     A summary of the major balance sheet components of the operations offered for sale is as follows (amounts in thousands):


                                                      June 30,      December 31,
                                                         2002              2001
                                                         ----              ----

          Assets:
              Fixed assets                              $ 991           $ 7,401
              Accounts receivable                         ---             1,115
              Inventory                                   966             1,068
              Other                                       399               402
                                                       ------            ------
                                                      $ 2,356           $ 9,986
          Liabilities:                                 ======            ======
             Accounts payable and other                 $ 175           $   245
                                                       ======            ======

     Included in the above amounts are assets and liabilities of the seafood import business of $1,115,000 and $21,000, respectively, at December 31, 2001.


     Results  from  discontinued  operations  for the three and six months ended
     June 30, 2002 and 2001 is as follows (amounts in thousands):

                                                                Three Months             Six Months
                                                               Ended June 30,          Ended June 30,
                                                              2002         2001       2002         2001

          Net sales ......................................$    625      $  6,089  $   1,515    $  12,412
                                                          ========      =======   =========    =========
          Pretax loss:
           Loss from discontinued operations..............$   (387)     $  (490)  $    (792)   $  (1,140)
           Loss on disposal...............................  (6,000)         ---      (6,000)         ---
                                                            ------      -------   ---------    ---------
          Pretax loss.....................................$ (6,387)     $  (490)  $  (6,792)   $  (1,140)
                                                          ========      =======   =========    =========


     The Company has revised the financial covenant terms of its loan agreement with its domestic bank. At June 30, 2002, the Company was in compliance with the revised covenants.



4.    COMPREHENSIVE INCOME (LOSS)

     Total  comprehensive  income (loss) for the three and six months ended June
     30, 2002 and 2001 was as follows (amounts in thousands):

                                                                       Three Months               Six Months
                                                                      Ended June 30,            Ended June 30,
                                                                    2002         2001          2002         2001

     Net income (loss) ...................................       $(5,485)      $ 218         $(5,000)       $564
     Other comprehensive income (loss):
      Cumulative effect of adopting SFAS No.133 .........             --          --              --         (16)
      Change in fair value of interest rate swap ........             (8)        (27)             34         (29)
                                                                 -------     -------         -------      ------
     Total comprehensive income (loss) ...................       $(5,493)       $191         $(4,966)       $519
                                                                 =======     =======         =======      ======


5.    SUBSEQUENT EVENT

     On August 6, 2002 President Bush signed the Trade Act of 2002 (the "Act"). The Act provided for the renewal of the Andean Trade Preference Act through December 31, 2006. In addition to providing for duty free treatment of balsa exported from Ecuador, the Act also provided that any duty paid between December 4, 2001 and August 6, 2002 will be refunded. Through June 30, 2002 the Company estimates that $257,000 was paid in duty that will now be refunded. The refund due will be recorded in the Company's third quarter financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Discontinued Operations

Although the Company had made progress combating the effects of the white spot virus, production levels at the shrimp farms in Ecuador in 2002 continued to be well below optimum amounts. Generally, production yields were approximately 30%-40% of pre-virus levels. Selling prices for shrimp products continued to be at very low levels in 2002, due in part to a strong supply of shrimp from Southeast Asia and the Indian Subcontinent. The combination of the virus and depressed selling prices has had a negative effect on financial results. The seafood segment, which included the import business which we terminated in 2001, reported significant operating losses in 2000, 2001 and 2002.

In June 2002, the Company therefore announced its intention to sell its shrimp operation in Ecuador, which it expects to complete within 12 months. Based on its evaluation of current economic and industry conditions, the Company recorded a charge to earnings of $6 million in the quarter ended June 30, 2002 to reduce the assets underlying the shrimp operation to their currently estimated fair value. The charge was based on an estimate of cash proceeds, net of costs to sell, to be realized from the sale of this business. The amounts ultimately realized by the Company could differ materially from the amounts assumed in arriving at the estimated loss from disposal of the business. There were no direct tax benefits associated with the impairment charge.

The Company's shrimp operations incurred operating losses during the six months ended June 30, 2002 of approximately $792,000, including depreciation of $491,000. As a result of additional cost reduction measures recently implemented by the Company, the operating losses are expected to decrease in the third quarter. The Company believes that the core material operations will generate sufficient cash flow to meet the cash requirements of the shrimp operations until the sale of those operations is completed. Until the shrimp operations are sold, the Company intends to limit capital expenditures to those required to maintain critical equipment. The impairment charge recorded in the second quarter to reduce the value of the shrimp assets to their estimated fair value is a non-cash charge and has no effect on the Company's cash position or liquidity. Since the shrimp operations were experiencing net cash outflows in 2002, the Company expects that its overall cash flow will improve after the shrimp operations are sold.

Liquidity and Capital Resources

The primary sources of liquidity historically have been and are expected to continue to be cash flow generated from operations and available borrowings under short-term lines of credit. The Company's domestic line of credit provides for borrowings up to $16.5 million, subject to an adequate receivables and inventory borrowing base. The Company also continues to have lines of credit in Ecuador and Europe totaling approximately $4.7 million. In September 2001, the Company decided to discontinue its seafood import business. Primarily as a result of that decision, average borrowing requirements were lower in the first six months of 2002 compared to the same period in 2001 and are expected to be lower for all of 2002 compared to peak levels in 2001.

Typically, there is at least a five-year period between when plantation land, already cleared and prepared, is seeded and when the balsa is harvested. Because of the long-term period between seeding and harvest, the Company evaluates the adequacy of its current plantation lands to meet future, longer-term demand for its balsa products. This evaluation also considers the cost and availability of land in 2002 and in the future. The Company will continually evaluate demand and adjust its land purchase program to meet these projections. Long-term financing is usually not available in Ecuador and, because of credit tightening due to the deteriorating economic conditions in other South American countries, the Company may not be able to finance land purchases.

The Company continues to invest in capital expenditures in its core materials segment that position Baltek for long-term growth. Our plant and equipment expenditures are intended to increase plant capacity, improve productivity and reduce costs and give us the capability to manufacture new products. Such expenditures have historically been financed by cash flow from operations.

Future capital expenditures, including those for machinery and equipment and plantation lands, are expected to be funded by a combination of cash generated from operations and outside financing, if available. In July 2002, the Company entered into an informal agreement which commits the Company to purchase 471 hectares (approximately 1,163 acres) of plantation land for a purchase price of approximately $920,000. The transaction is expected to be completed during the third quarter. The Company intends to seek a long-term loan to finance the purchase of the land. The Company has no other material commitments for capital expenditures.

Excluding the assets and liabilities of discontinued operations, the Company had working capital of $16.4 million at June 30, 2002 and $14.4 million at December 31, 2001. Working capital increased, reflecting higher receivables due to improved sales and the paydown of notes payable, net of lower inventories due to a program implemented in 2002 designed to reduce inventory levels in the U.S. and improve turnover. The Company believes that future cash flow from operations and funds available under its existing domestic and foreign credit facilities will provide sufficient resources to meet the Company's needs in 2002.

Results of Operations for the Three  and Six Months
Ended June 30, 2002 and 2001

Core material sales were $16,561,000 for the three months ended June 30, 2002, a $1,161,000 increase (7.5%) from 2001 second quarter sales of $15,400,000. Sales for the six month period ended June 30, 2002 were $31,753,000, a $1,526,000 increase (5%) from sales of $30,227,000 for the first six months of 2001. Domestic sales of core materials were lower in the second quarter of 2002 compared to the prior period, but approximately the same for the six months ended June 30, 2002 compared to the same period in 2001. Sales in Europe increased in the quarter and six months ended June 30, 2002, compared to the same period in 2001. During the second quarter we continued to see reports within the boating industry of improving wholesale and retail sales; however we believe the soft U.S. economy continues to negatively effect demand from the boating industry (the Company's largest end user group). The increase in European core material sales resulted from higher shipments to manufacturers of windmill blades. We believe that the wind energy market will grow at about 25% annually for the next five years and that recent technology trends in the industry continue to favor the use of core materials, including balsa.

Many of the Company's end user markets, including boating, are highly cyclical. Demand within those industries is dependent upon, among other factors, discretionary income, inflation, interest rates and consumer confidence. Fluctuating interest rates and other changes in economic conditions make it difficult to forecast short or long range trends.

The Company's gross profit margin as a percent of sales was 29.6% in the second quarter of 2002, compared to 31.2% in the second quarter of 2001. For the six month period ended June 30, 2002, the gross margin percentage was 31.3%, compared to 33.1% for the first six months of 2001. In December 2001, the Andean Trade Preference Act ("ATPA") expired and, as a result, products exported from Ecuador, Bolivia, Columbia and Peru were no longer duty free. The duty rate on balsa exported from Ecuador was 3.3%. During the first six months of 2002 the Company paid duty on exports from Ecuador, which reduced the gross margin by approximately 1%. On August 6, 2002 President Bush signed the Trade Act of 2002 (the "Act"). The Act provided for the renewal of the Andean Trade Preference Act through December 31, 2006. In addition to providing for duty free treatment of balsa exported from Ecuador, the Act also provided that any duty paid between December 4, 2001 and August 6, 2002 will be refunded. Through June 30, 2002 the Company estimates that $257,000 was paid in duty that will now be refunded. The refund due will be recorded in the Company's third quarter financial statements. The gross margin also decreased in 2002 due to a combination of higher operating costs in Ecuador and variations in the mix of products sold.

Selling, general and administrative expenses ("SG&A") for the three and six month periods ended June 30, 2002 increased approximately $247,000 and $163,000 compared to the three and six month periods ended June 30, 2001, respectively. As a percentage of sales, SG&A were 23.3% and 23.9% for the three and six month periods ended June 30, 2002 on higher sales, as compared to 23.5% and 24.5% in the comparable period of 2001. SG&A in dollars increased due to various increases and decreases in the components of SG&A. The largest increases during the period were in selling costs in Europe and research and development expenses in the U.S. In recognition of the relative weakness of certain of our markets in 2002, the Company continues to review all areas of costs, including SG&A, for potential savings. But at the same time, to prepare the Company for long-term success and to respond to activities of our competitors, we expect to increase certain selling expenses in 2002, particularly in Europe.

Interest expense decreased in the second quarter of 2002 as compared to 2001, from $201,000 to $156,000, and decreased for the first six months of 2002 compared to the same period in 2001, from $398,000 to $318,000. Interest rates on dollar denominated loans in Ecuador during the first six months were significantly higher than rates available to the Company in the U.S. To take advantage of the lower rates, during the first quarter of 2002, the Company shifted a portion of its borrowings from Ecuador to the U.S. The Company also benefited from lower interest rates in the U.S. in the first six months of 2002 compared to the same period in 2001. The level of borrowing in all periods is related to the Company's working capital needs and cash flows generated from operations.

The Company had a foreign exchange gain of $258,000 and $212,000 for the three and six month periods ended June 30, 2002, respectively. For the three and six month periods ended June 30, 2001, the Company had foreign exchange losses of $161,000 and $159,000, respectively. Translation gains and losses are mainly caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when remeasuring foreign currency balance sheets into U.S. dollars. The Company utilizes foreign exchange contracts to hedge certain inventory purchases. The Company does not enter into foreign currency transactions for speculative purposes. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange.

The provision for income taxes was at the rate of 32% and 37% of pre-tax earnings for the three and six month periods ended June 30, 2002 and 2001, respectively.

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

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        On May 23, 2002, the Company conducted its annual meeting of shareholders. Of the 2,390,383 shares of the Company's common stock entitled to vote at the meeting, 2,256,276 shares were present at the meeting in person or by proxy.

        The seven people designated by the Company's board of directors as nominees for director were elected, with voting as follows:

             Nominee                         Votes For           Votes Withheld
             -------                         ---------           --------------

          Jacques Kohn                         2,242,212                14,064
          Jean Kohn                            2,199,597                56,679
          Henri-Armand Kohn                    2,199,097                57,179
          Margot W. Kohn                       2,241,712                14,564
          William F. Nicklin                   2,241,912                14,364
          Bernard J. Wald                      2,241,637                14,639
          Benson J. Zeikowitz                  2,202,597                53,679


        Stockholders voted to ratify the appointment of Deloitte & Touche LLP as the independent auditors for the Company for the year ending December 31, 2002. There were 2,249,795 shares voted in favor of ratification, 5,881 votes against and 600 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(A)     Exhibits:

        10.1.6 Fourth Amendment to Revolving Loan and Security Agreement dated September 28, 2001 between Baltek Corporation and Crustacea Corporation, collectively, as Borrower, and Fleet National Bank, as Lender.

        11 An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

        99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)     Reports on Form 8-K:

        The Company filed a Current Report on Form 8-K dated June 19, 2002, reporting in Item 5 that it had issued a press release announcing its intention to sell its shrimp operations in Ecuador.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BALTEK CORPORATION
                                         (Registrant)


Date:  August 14, 2002                /s/ Jacques Kohn
                                      -----------------------------------------
                                          Jacques Kohn
                                          President and Chief Executive Officer


Date:  August 14, 2002                /s/ Ronald Tassello
                                      -----------------------------------------
                                          Ronald Tassello
                                          Chief Financial Officer and Treasurer