Form 10-Q
period 2002-09-30
BALTEK CORP
filed 2002-11-14
CIK 9442

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark  One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from________________ To ________________

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

Yes [X]    No [_]


  Common shares of stock outstanding as of November 11, 2002: 2,390,383 shares


BALTEK CORPORATION and subsidiaries

TABLE OF CONTENTS
------------------------------------------------------------------------------------------------


                                                                                          Page
PART I.  FINANCIAL INFORMATION:

    ITEM 1.  FINANCIAL STATEMENTS:

         Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001.........1

         Consolidated Statements of Operations for the Three and Nine Months
             Ended September 30, 2002 and 2001..............................................2

         Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 2002 and 2001..............................................3

         Notes to Consolidated Financial Statements.........................................4

    ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................................7

    ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk....................11

    ITEM 4.   Controls and Procedures......................................................11

PART II.  OTHER INFORMATION:

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................................12

    SIGNATURES.............................................................................13

    CERTIFICATIONS......................................................................14-15


                                  BALTEK CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands, except per share data)


                                                                              September 30,    December 31,
                                                                                  2002             2001
                                                                                  ----             ----
                                                                              (Unaudited)
ASSETS
Current Assets:
        Cash and cash equivalents ......................................        $  1,932         $    573
        Accounts receivable, net .......................................           8,021            6,745
        Inventories ....................................................          19,741           18,865
        Prepaid expenses ...............................................             275              671
        Other ..........................................................           2,725            2,244
        Assets of discontinued operations offered for sale (Note 3) ....           2,010            9,986
                                                                                --------         --------
        Total current assets ...........................................          34,704           39,084
Property, plant and equipment, net .....................................           5,843            5,729
Timber and timberlands .................................................          10,537            9,963
Other assets ...........................................................             922            1,006
                                                                                --------         --------
        Total Assets ...................................................        $ 52,006         $ 55,782
                                                                                ========         ========
LIABILITIES
Current Liabilities:
        Notes payable ..................................................        $  8,800         $  8,700
        Accounts payable ...............................................           2,375            2,232
        Income tax payable .............................................             438              274
        Accrued salaries, wages and bonuses payable ....................             861              587
        Accrued expenses and other liabilities .........................           2,499            2,651
        Current portion of long term debt ..............................             304              113
        Current portion of obligation under capital lease ..............              --               82
        Liabilities of discontinued operations offered for sale (Note 3)              84              224
                                                                                --------         --------
        Total current liabilities ......................................          15,361           14,863
Long-term debt .........................................................           1,056              302
Union employee termination benefits ....................................             255              210
                                                                                --------         --------
        Total Liabilities ..............................................          16,672           15,375
                                                                                --------         --------
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par; 5,000,000 shares authorized and unissued ...              --               --
Common stock, $1.00 par; 10,000,000 shares authorized,
        2,523,261 issued ...............................................           2,523            2,523
Additional paid-in capital .............................................           2,157            2,157
Retained earnings ......................................................          31,728           36,380
Accumulated other comprehensive loss ...................................             (99)            (147)
Treasury stock, at cost:  132,878 and 66,439 shares
        at September 30, 2002 and December 31, 2001, respectively ......            (975)            (506)
                                                                                --------         --------
        Total Stockholders' Equity .....................................          35,334           40,407
                                                                                --------         --------
        Total Liabilities and Stockholders' Equity .....................        $ 52,006         $ 55,782
                                                                                ========         ========


See notes to consolidated financial statements.

                                             BALTEK CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                        (Dollars in Thousands, except per share data)


                                                                           Three Months                       Nine Months
                                                                        Ended September 30,               Ended September 30,
                                                                        -------------------               -------------------
                                                                       2002             2001             2002              2001
                                                                       ----             ----             ----              ----
Net Sales ..................................................      $    14,895       $    14,207       $    46,648       $    44,434
Cost of products sold ......................................           10,050             9,454            31,866            29,677
Selling, general and administrative expense ................            3,946             3,355            11,524            10,770
                                                                  -----------       -----------       -----------       -----------
                 Operating income ..........................              899             1,398             3,258             3,987
                                                                  -----------       -----------       -----------       -----------
Other Income (Expense):
        Interest expense ...................................             (142)             (224)             (460)             (622)
        Foreign exchange gain ..............................              168               205               380                46
        Other, net .........................................              (25)              (10)              (15)               (6)
                                                                  -----------       -----------       -----------       -----------
                 Total .....................................                1               (29)              (95)             (582)
                                                                  -----------       -----------       -----------       -----------
Income from continuing operations before income tax ........              900             1,369             3,163             3,405
Income tax provision .......................................              288               506             1,012             1,260
                                                                  -----------       -----------       -----------       -----------
Income from continuing operations ..........................              612               863             2,151             2,145
                                                                  -----------       -----------       -----------       -----------
Discontinued Operations (Note 3) :
        Loss from operations of discontinued seafood segment
           (including loss on disposal of $6,000 in 2002) ..             (389)             (368)           (7,181)           (1,508)
        Income tax benefit .................................             (125)             (136)             (378)             (558)
                                                                  -----------       -----------       -----------       -----------
        Loss on discontinued ...............................             (264)             (232)           (6,803)             (950)
                                                                  -----------       -----------       -----------       -----------
operations
Net income (loss) ..........................................      $       348       $       631       $    (4,652)      $     1,195
                                                                  ===========       ===========       ===========       ===========
Basic and diluted earnings (loss) per common share:
        Earnings from continuing operations ................      $      0.26       $      0.35       $      0.90       $      0.87
        Loss from discontinued operations ..................            (0.12)            (0.10)            (2.85)            (0.39)
                                                                  -----------       -----------       -----------       -----------
        Net earnings (loss) ................................      $      0.14       $      0.25       $     (1.95)      $      0.48
                                                                  ===========       ===========       ===========       ===========

Average shares outstanding .................................        2,390,383         2,456,822         2,390,870         2,472,397
                                                                  ===========       ===========       ===========       ===========


See notes to consolidated financial statements


                             BALTEK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Dollars in Thousands, except per share data)


                                                                                          Nine Months
                                                                                      Ended September 30,
                                                                                     2002             2001
                                                                                     ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ....................................................         $(4,652)         $ 1,195
    Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
        Depreciation and amortization ....................................           2,361            2,028
        Loss on disposal of discontinued operations ......................           6,000               --
        Foreign exchange gain ............................................            (380)             (46)
        Changes in assets and liabilities, net of the effect of
           foreign currency translation:
           Accounts receivable ...........................................             (93)             375
           Income taxes ..................................................             159              106
           Inventories ...................................................            (297)             100
           Prepaid expenses and other current assets .....................             (31)          (1,045)
           Other assets ..................................................              (6)             372
           Accounts payable and accrued expenses .........................              58           (1,481)
           Other .........................................................              69               88
                                                                                   -------          -------
               Net cash provided by operating activities .................           3,188            1,692
                                                                                   -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net acquisitions of property, plant and equipment ....................          (1,226)          (1,604)
    Increase in timber and timberlands ...................................            (536)            (882)
                                                                                   -------          -------
               Net cash used in investing activities .....................          (1,762)          (2,486)
                                                                                   -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in notes payable, net .......................................             100            1,505
    Payments of long-term debt ...........................................             (87)             (36)
    Principal payments under capital lease ...............................             (82)            (349)
    Purchase of treasury stock ...........................................            (470)            (505)
                                                                                   -------          -------
               Net cash (used in) provided by financing activities .......            (539)             615
                                                                                   -------          -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................................             472               78
                                                                                   -------          -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................           1,359             (101)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................             573            1,338
                                                                                   -------          -------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................         $ 1,932          $ 1,237
                                                                                   =======          =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest .........................................................         $   450          $   634
                                                                                   =======          =======
        Income taxes .....................................................         $   592          $   694
                                                                                   =======          =======
    Non-cash activities--debt incurred for the purchase of plantation land
           and equipment .................................................         $ 1,031          $   394
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


          As discussed in Note 3, the Company has announced its intention to sell its shrimp operations in Ecuador and has recorded a loss on disposal to reduce the assets underlying the shrimp operations to their estimated fair value, less costs to sell. The assets and liabilities of these operations have been segregated and reported separately in the accompanying balance sheets. For purposes of comparability, December 31, 2001 amounts have been reclassified to conform with the current period presentation. The operations of the seafood segment, including the seafood import business, have been reported as discontinued operations in the accompanying statement of operations. The financial results of the seafood import business have been included in the loss from discontinued operations in the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 2001 in order to present comparative information of continuing operations. For purposes of comparability, prior period amounts have been reclassified to conform with the current period presentation.



2.        INVENTORIES

          Inventories are summarized as follows (amounts in thousands):

                                                 September 30,     December 31,
                                                     2002              2001

           Raw materials.....................     $ 7,029            $ 8,901
           Work-in-process...................       5,656              4,009
           Finished goods....................       7,056              5,955
                                                  -------            -------

                                                  $19,741            $18,865
                                                 ========            =======

3.        DISCONTINUED OPERATIONS -- SEAFOOD SEGMENT

          Although the Company had made progress combating the effects of the white spot virus, production levels at the shrimp farms in Ecuador in 2002 continued to be well below optimum amounts. Generally, production yields were approximately 30%-40% of pre-virus levels. Selling prices for shrimp products continued to be at very low levels in 2002, due in part to a strong supply of shrimp from Southeast Asia and the Indian Subcontinent. The combination of the virus and depressed selling prices has had a negative effect on financial results. The seafood segment, which included the import business which was terminated in 2001, reported significant operating losses in 2000, 2001 and 2002.

          In June 2002, the Company announced its intention to sell its shrimp operation in Ecuador, which it expects to complete by June, 2003. Based on its evaluation of current economic and industry conditions, the Company recorded a charge to earnings of $6 million in the quarter ended June 30, 2002 to reduce the assets underlying the shrimp operation to their currently estimated fair value. The charge was based on an estimate of cash proceeds, net of costs to sell, to be realized from the sale of this business. The amounts ultimately realized by the Company could differ materially from the amounts assumed in arriving at the estimated loss from disposal of the business. There were no direct tax benefits associated with the impairment charge.

          The Company's loan facility in Ecuador is secured by a mortgage on certain land and buildings and a negative pledge against certain machinery. The underlying assets which are the security for the loan includes assets related to the balsa and shrimp operations. If the Company is unable to revise the terms of its loan agreement prior to the sale of the shrimp operations, it may be required to repay any outstanding borrowings in Ecuador until a new agreement is reached. If required to repay the outstanding borrowings, the Company could utilize its existing borrowing arrangements in the U.S. and Europe, as well as alternative borrowing arrangements in Ecuador on a short-term basis. Because of the Company's long-term relationship with its bank in Ecuador, it is also possible that the Company may not be required to repay any outstanding borrowings upon the sale of the shrimp operations and that the Company may operate under an informal arrangement until the terms of a new facility are finalized and a new agreement signed.

          A summary of the major balance sheet components of the operations offered for sale is as follows (amounts in thousands):



                                                September 30,     December 31,
                                                    2002             2001
                                                    ----             ----
              Assets:
                  Fixed assets                    $ 1,117           $ 7,401
                  Accounts receivable                 ---             1,115
                  Inventory                           488             1,068
                  Other                               405               402
                                                    -----            ------
                                                  $ 2,010            $9,986
                                                  =======            ======
              Liabilities:
                 Accounts payable and other          $ 84            $  224
                                                     ====            ======


          Included in the above amounts are assets and liabilities of the seafood import business of $1,115,000 and $21,000, respectively, at December 31, 2001.

          Results from discontinued operations for the three and nine months ended September 30, 2002 and 2001 is as follows (amounts in thousands):



                                                     Three Months              Nine Months
                                                  Ended September 30,      Ended September 30,
                                                   2002         2001          2002         2001
          Net sales .........................    $    614     $  5,302     $  2,129     $ 17,714
                                                 ========     ========     ========     ========

          Pretax loss:
            Loss from discontinued operations    $   (389)    $   (368)    $ (1,181)    $ (1,508)
            Loss on disposal ................          --           --       (6,000)          --
                                                 --------     --------     --------     --------
          Pretax loss .......................    $   (389)    $   (368)    $ (7,181)    $ (1,508)
                                                 ========     ========     ========     ========


4.        DEBT

          In September 2002, the Company revised the terms of its domestic line of credit and signed a new term loan agreement. The amount of the line of credit was reduced from $16.5 million to $12.5 million. Primarily because of the Company's exit from the seafood import business, working capital requirements have decreased, and as a result, the Company chose to reduce the maximum available borrowings under its credit line. All other terms and conditions of the line remain the same. The Company also signed a new $1 million term loan to finance the purchase of plantation land in Ecuador. The loan is repayable in 60 equal principal installments of approximately $17,000 over a five-year period and bears interest at LIBOR plus 2%. The term loan is secured by the domestic fixed assets of the Company.

5.        CONCENTRATION OF CREDIT RISK

          For the nine months ended September 30, 2002, one foreign customer accounted for approximately 10.2% of consolidated sales. At September 30, 2002, accounts receivable from this customer was approximately $832,000.

6.        COMPREHENSIVE INCOME (LOSS)

          Total comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 was as follows (amounts in thousands):


                                                                  Three Months            Nine Months
                                                               Ended September 30,     Ended September 30,
                                                                 2002       2001         2002       2001

          Net income (loss) ................................    $   348    $   631     $(4,652)    $ 1,195
          Other comprehensive income (loss):
            Cumulative effect of adopting SFAS No.133 ......         --         --          --         (16)
            Change in fair value of interest rate swap .....         14       (108)         48        (137)
                                                                -------    -------     -------     -------
          Total comprehensive income (loss) ................    $   362    $   523     $(4,604)    $ 1,042
                                                                =======    =======     =======     =======

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

In June 2002, the Company announced its intention to sell its shrimp operation in Ecuador, which it expects to complete by June 30,2003. Based on its evaluation of current economic and industry conditions, the Company recorded a charge to earnings of $6 million in the quarter ended June 30, 2002 to reduce the assets underlying the shrimp operation to their currently estimated fair value. The charge was based on an estimate of cash proceeds, net of costs to sell, to be realized from the sale of this business. The amounts ultimately realized by the Company could differ materially from the amounts assumed in arriving at the estimated loss from disposal of the business. There were no direct tax benefits associated with the impairment charge.

The Company's loan facility in Ecuador is secured by a mortgage on certain land and buildings and a negative pledge against certain machinery. The underlying assets which are the security for the loan include assets related to the balsa and shrimp operations. If the Company is unable to revise the terms of its loan agreement prior to the sale of the shrimp operations, it may be required to repay any outstanding borrowings in Ecuador until a new agreement is reached. If required to repay the outstanding borrowings, the Company could utilize its existing borrowing arrangements in the U.S. and Europe as well as alternative borrowing arrangements in Ecuador on a short-term basis. Because of the Company's long term relationship with its bank in Ecuador, it is also possible that the Company may not be required to repay any outstanding borrowings upon the sale of the shrimp operations and that the Company may operate under an informal arrangement until the terms of a new facility are finalized and a new agreement signed.

The Company's shrimp operations incurred operating losses during the nine months ended September 30, 2002 of approximately $1,181,000, including depreciation of $491,000. By October 31, 2002 the Company had closed its hatchery and packing plant and harvested the last shrimp pond. The Company expects that until the operations are sold it will spend approximately $30,000 per month, including labor costs, to maintain the buildings, ponds and other property and essential equipment. Severance payments were made to terminated employees in accordance with Ecuadorian law of approximately $61,000 in October, and another $104,000 is expected to be paid prior to the sale of the operations. The Company believes that the core material operations will generate sufficient cash flow to meet the cash requirements of the shrimp operations until the sale of those operations is completed. The impairment charge recorded in the second quarter to reduce the value of the shrimp assets to their estimated fair value is a non-cash charge and has no effect on the Company's cash position or liquidity. Since the shrimp operations were experiencing net cash outflows in 2002, the Company expects that its overall cash flow will improve after the shrimp operations are sold.

Liquidity and Capital Resources

The primary sources of liquidity historically have been and are expected to continue to be cash flow generated from operations and available borrowings under short-term lines of credit. The Company's domestic line of credit was revised in September 2002 and now provides for borrowings up to $12.5 million, subject to an adequate receivables and inventory borrowing base. Primarily because of the Company's exit from the seafood import business, working capital requirements have decreased and the Company chose to reduce the maximum available borrowings under its credit line. The Company also continues to have lines of credit in Ecuador and Europe totaling approximately $5.0 million, which includes a new 300,000 Euro overdraft facility with a European bank. Primarily as a result of its decision to discontinue its seafood import business in September 2001, average borrowing requirements were lower in the first nine months of 2002 compared to the same period in 2001 and are expected to be lower for all of 2002 compared to peak levels in 2001.

Typically, there is at least a five-year period between when plantation land, already cleared and prepared, is seeded and when the balsa is harvested. Because of the long-term period between seeding and harvest, the Company evaluates the adequacy of its current plantation lands to meet future, longer-term demand for its balsa products. This evaluation also considers the cost and availability of land in the current year compared to future years. The Company will continually evaluate demand and adjust its land purchase program to meet these projections. Long-term financing for land purchases is usually not available in Ecuador, but may be available from other international organizations. The Company continues to invest in capital expenditures in its core materials segment that position Baltek for long-term growth. Our plant and equipment expenditures are intended to increase plant capacity, improve productivity and reduce costs, and give us the capability to manufacture new products. Such expenditures have historically been financed by cash flow from operations.

Future capital expenditures, including those for machinery and equipment and plantation lands, are expected to be funded by a combination of cash generated from operations and outside financing, if available. In July 2002, the Company entered into an informal agreement to purchase 471 hectares (approximately 1,163 acres) of plantation land for a purchase price, including other direct costs related to the purchase, of approximately $1,000,000. The Company purchased 350 hectares in September and expects to purchase the remaining 121 hectares in the fourth quarter. The Company financed the purchase of this land by arranging for a $1 million term loan with a domestic bank. The loan is repayable in 60 equal principal installments (plus interest) of approximately $17,000. At September 30, 2002, the Company utilized approximately $700,000 of the loan proceeds for partial payment on the land purchase, with the balance temporarily invested. The remaining funds will be utilized upon completion of the land purchase. The Company has no other material commitments for capital expenditures.

Excluding the assets and liabilities of discontinued operations, the Company had working capital of $17.4 million at September 30, 2002 and $14.5 million at December 31, 2001. Working capital increased, reflecting higher receivables due to improved sales and higher inventories in Europe and Ecuador. The Company believes that future cash flow from operations and funds available under its existing domestic and foreign credit facilities will provide sufficient resources to meet the Company's needs in 2002 and beyond.

Results of Operations for the Three and Nine Months
Ended September 30, 2002 and 2001

Core material sales were $14,895,000 for the three months ended September 30, 2002, a $688,000 increase (4.8%) from 2001 third quarter sales of $14,207,000.
Sales for the nine-month period ended September 30, 2002 were $46,648,000, a $2,214,000 increase (5%) from sales of $44,434,000 for the first nine months of 2001. Domestic sales of core materials were slightly higher in the third quarter of 2002 compared to the prior period, but were approximately the same for the nine months ended September 30, 2002 compared to the same period in 2001. During the third quarter, we continued to see reports within the boating industry of improving wholesale and retail sales; however, we believe the soft U.S. economy continues to negatively affect demand from the boating industry (the Company's largest end user group). Sales in Europe increased in the quarter and nine months ended September 30, 2002, compared to the same period in 2001. The increase in European core material sales resulted from higher shipments to manufacturers of windmill blades. We believe that the wind energy market will grow at about 25% annually for the next five years, and that recent technology trends in the industry continue to favor the use of core materials, including balsa.

Many of the Company's end user markets, including boating, are highly cyclical. Demand within those industries is dependent upon, among other factors, discretionary income, inflation, interest rates and consumer confidence. Fluctuating interest rates and other changes in economic conditions make it difficult to forecast short or long range trends.

The Company's gross profit margin as a percent of sales was 32.5% in the third quarter of 2002, compared to 33.5% in the third quarter of 2001. For the nine-month period ended September 30, 2002, the gross margin percentage was 31.7%, compared to 33.2% for the first nine months of 2001. In December 2001, the Andean Trade Preference Act ("ATPA") expired and, as a result, products exported from Ecuador, Bolivia, Columbia and Peru were no longer duty free. The duty rate on balsa exported from Ecuador was 3.3%. During the first eight months of 2002, the Company paid duty on exports from Ecuador, which reduced the gross margin by approximately 1%. On August 6, 2002, President Bush signed the Trade Act of 2002 (the "Act"). The Act provided for the renewal of the Andean Trade Preference Act through December 31, 2006. In addition to providing for duty free treatment of balsa exported from Ecuador, the Act also provided that any duty paid between December 4, 2001 and August 6, 2002 will be refunded. Through August 6, 2002, the Company estimates that $320,000 was paid in duty that will now be refunded. The refund due was recorded in the Company's third quarter financial statements. The gross margin decreased in 2002 due to a combination of higher operating costs in Ecuador and the U.S., and variations in the mix of products sold.

Selling, general and administrative expenses ("SG&A") for the three-and-nine month periods ended September 30, 2002 increased approximately $591,000 and $754,000 compared to the three- and nine-month periods ended September 30, 2001, respectively. As a percentage of sales, SG&A were 26.5% and 24.7% for the three and nine month periods ended September 30, 2002 , respectively, on higher sales, as compared to 23.6% and 24.2%, respectively, in the comparable period of 2001. SG&A in dollars increased due to various increases and decreases in the components of SG&A. The largest increases during the period were in selling costs in Europe and research and development expenses in the U.S. In recognition of the relative weakness of certain of our markets in 2002, the Company continues to review all areas of costs, including SG&A, for potential savings. However, to prepare the Company for long-term success and to respond to activities of our competitors, we expect to increase certain selling expenses in 2002, particularly in Europe.

Interest expense decreased in the third quarter of 2002 as compared to 2001, from $224,000 to $142,000, and decreased for the first nine months of 2002 compared to the same period in 2001, from $622,000 to $460,000. Interest rates on dollar denominated loans in Ecuador during the first nine months were significantly higher than rates available to the Company in the U.S. To take advantage of the lower rates, during the first quarter of 2002, the Company shifted a portion of its borrowings from Ecuador to the U.S.

The Company also benefited from lower interest rates in the U.S. in the first nine months of 2002 compared to the same period in 2001. The level of borrowing in all periods is related to the Company's working capital needs and cash flows generated from operations.

The Company had a foreign exchange gain of $168,000 and $380,000 for the three- and nine-month periods ended September 30, 2002, respectively. For the three and nine-month periods ended September 30, 2001, the Company had foreign exchange gains of $205,000 and $46,000, respectively. Translation gains and losses are mainly caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when remeasuring foreign currency balance sheets into U.S. dollars. The Company utilizes foreign exchange contracts to hedge certain inventory purchases. The Company does not enter into foreign currency transactions for speculative purposes. Management is unable to forecast the impact of translation gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange.

The provision for income taxes was at the rate of 32% and 37% of pre-tax earnings for the three- and nine-month periods ended September 30, 2002 and 2001 respectively.

Sales and expenses were affected in all periods by the different exchange rates applied in remeasuring the books of accounts of the Company's foreign subsidiaries.


Forward Looking Statements

Certain statements in this quarterly report on Form 10-Q, the Annual Report on Form 10-K, the Company's press releases or in reports to stockholders constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, industries in which the Company operates, the U.S. and global economies, earnings, cash flow and operating performance and may be indicated by words or phrases such as "anticipates," "supports," "plans," "projects," "expects," "should," "forecast," "believe," "management is of the opinion" and similar words or phrases. Forward-looking statements are subject to inherent uncertainties and risks, including among others: environmental factors affecting yields at the Company's balsa plantations; increasing price and product/service competition by domestic and foreign competitors; fluctuations in the cost and availability of raw materials; economic and political conditions in Ecuador; general industry trends and growth rates, including the continued advancement in composite materials technology and its acceptance as an alternative to conventional methods of construction; and economic conditions as they affect demand for our customers' products (the Company is a raw material supplier to original equipment manufacturers and sub-tier suppliers engaged in the fabrication of composite components and assemblies). In addition, such statements could be affected by general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations. The list of factors presented here should not be considered to be a complete list of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

In light of these risks and uncertainties, actual events and results may vary significantly from those expressed or implied by such statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results and readers are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


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



Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and the Chief financial Officer concluded that the Company's disclosure controls and procedures are effective.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(A) Exhibits:

      10.1.7 Fifth Amendment to Revolving Loan and Security Agreement dated September 30, 2002 between Baltek Corporation and Crustacea Corporation, collectively, as Borrower, and Fleet National Bank, as Lender.

      10.1.8   Third  Substitute  Revolving Credit Note dated September 30, 2002
               between   Baltek    Corporation   and   Crustacea    Corporation,
               collectively, as Borrower, and Fleet National Bank, as Lender.

      10.1.9 Term Note dated September 30, 2002 between Baltek Corporation and Crustacea Corporation, collectively, as Borrower, and Fleet National Bank, as Lender.

      11 An exhibit showing the computation of per-share earnings is omitted because the computation can be clearly determined from the material contained in this Quarterly Report on Form 10-Q.

      99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K:

                 None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BALTEK CORPORATION
                                       (Registrant)


Date:  November 14, 2002               /s/ Jacques Kohn
                                       ----------------
                                       Jacques Kohn
                                       President and Chief Executive Officer



Date:  November 14, 2002               /s/ Ronald Tassello
                                       -------------------
                                       Ronald Tassello
                                       Chief Financial Officer and Treasurer

                                  Certification

I, Jacques Kohn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Baltek Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors :

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/S/ Jacques Kohn
-----------------
Jacques Kohn, President and Chief Executive Officer

                                  Certification

I, Ronald Tassello, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Baltek Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors :

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002

/S/ Ronald Tassello
--------------------
Ronald Tassello, Chief Financial Officer and Treasurer