Form 10-K
period 2002-12-31
BALTEK CORP
filed 2003-04-15
CIK 9442

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                            to

COMMISSION FILE NUMBER 2-44764

BALTEK CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other jurisdiction of Incorporation Organization)	13-2646117 (I.R.S. Employer Identification No.)
10 FAIRWAY COURT, NORTHVALE, NEW JERSEY (Address of Principal Executive Offices)	07647 (Zip Code)
Registrant's telephone number, including area code: (201) 767-1400
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Based on the closing price of $8.75 per share on June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, was approximately $10,524,000.

        As of April 1, 2003 the registrant had 2,323,944 shares of Common Stock, $1 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.    BUSINESS

        Baltek Corporation ("Baltek", or the "Company") is a multinational manufacturing and marketing company. Baltek and its predecessor companies trace their origins in the wood industry to the mid-1880's, first in Europe and then in the United States. The Company has been the world's largest producer of balsa-based core materials since the early 1950's. In addition to its balsa-based products, the Company also sells linear and cross-linked PVC foam and non-woven polyester mat. The foam and mat products, together with the Company's balsa products, position the Company as a complete supplier to the composite structural core market.

        Until 2002, the Company operated in two lines of business, supplying core materials and the seafood industry. During 2002, the Company announced its intention to sell its shrimp operations in Ecuador. The sale of these operations was completed in February, 2003. The operations of the shrimp business in Ecuador, along with the seafood import business terminated by the Company in 2001, comprised the seafood segment. This segment has been reported by the Company as discontinued operations. The following information relates to the continuing operations of the Company: its core materials business. See Notes 2 and 3 in the Notes to Consolidated Financial Statements for additional information.

Proposed Acquisition by Alcan Inc.

        In March 2003, Baltek Corporation entered into a merger agreement with a subsidiary of Alcan Inc. After the merger, Baltek will become a wholly-owned subsidiary of Alcan Inc. An independent committee of the Board of Directors unanimously recommended the merger, and the Board of Directors unanimously approved the merger and the merger agreement. Jacques Kohn and other members of the Kohn family, who own 46% of the outstanding common stock of Baltek, have signed an undertaking to vote their shares in favor of the transaction.

        Under the merger agreement, Baltek shareholders will receive approximately $15.17 in cash for each share of Baltek common stock. This reflects a premium of approximately 77% based on the 20-day average trading prices prior to the date of the signing of the merger agreement. The Baltek shareholders will receive approximately $35,250,000 in cash.

        The transaction is expected to close in the quarter ending June 30, 2003, but is subject to a number of conditions, including, among other things, approval of the merger agreement by the stockholders.

Principal Products

        The Company supplies core materials, primarily balsa wood and balsa wood products, linear and cross-linked PVC foam products and non-woven polyester mat to various composite industries. Composites are engineering materials of construction that combine the properties of dissimilar materials resulting in superior physical properties compared to conventional materials of construction. The core materials supplied are typically used by the Company's customers to manufacture a variety of products by laminating metal or fiberglass reinforced plastic skins to both sides of the core material, thereby creating a sandwich structure. The products manufactured by the Company's customers include fiberglass boats, windmill blades, aircraft cargo pallets, aircraft flooring, fiberglass storage and processing tanks, electrical generating equipment and fiberglass tub and shower bottoms. Balsa lumber is used mostly by the hobby industry to manufacture model airplanes.

        The Company mills and sells graded and finished balsa lumber in standard sizes and balsa wood strips and blocks. "Standard sizes" of balsa lumber are measured in boardfeet (12" × 12" × 1") for the English system of measure or in cubic meters for the metric system of measure. Shipments to Europe (except the U.K.) and Japan are made in cubic meters while shipments to the U.S. and the U.K. are in boardfeet. The Company, for production and statistical purposes, converts all metric measurements into boardfeet, thus the Company's "standard" is boardfeet. The Company also manufactures and sells custom-made bonded panels, bonded blocks of balsa wood and a flexible balsa wood block mat called "Contourkore®." Glued-up balsa blocks are marketed in two ways. Some are sold directly to customers in block or panel form, the balance is shipped to the Company's factory in Northvale, New Jersey for further processing into Contourkore and other products.

        The Company's mat products are imported from Holland and Japan and resold without further manufacturing. These products are marketed as "Coremat®" (a registered trademark of Lantor BV) and "BaltekMat®," principally to the pleasure boat industry.

        The Company is the sole North American source and nonexclusive distributor in Central and South America of Airex® a registered trademark of Alcan Airex AG) and Airlite™ structural PVC foam products. The foam is purchased from Airex for further processing in the U.S. and is sold to customers as rigid or flexible panels in various thicknesses.

        Substantially all of the Company's balsa is produced in Ecuador. The Company also receives small quantities of balsa from other Latin American countries. The dependence on foreign countries for raw materials represents some inherent risks. However, the Company, or its predecessors, has operated without interruption in Ecuador since 1940. The Company believes that its operations in Ecuador has enabled it to produce raw materials at a reasonable cost in an atmosphere that has been favorable to exporters such as the Company.

Classes of Products

        The following table sets forth the amount and percentage of net sales of core materials represented by each of the Company's product classes in each of the three years in the period ended December 31, 2002 (dollars in thousands):

Year	Balsa	Foam	Mat	Total
2002	$49,885 80%	$7,646 12%	$5,098 8%	$62,629 100%
2001	$45,835 79%	$6,681 12%	$5,355 9%	$57,871 100%
2000	$47,954 76%	$7,728 12%	$7,493 12%	$63,175 100%

Principal Markets and Methods of Distribution

        The Company's balsa products are sold throughout the United States, Canada, Europe, Japan, Australia and Latin America to approximately 1,600 ultimate users. The foam and mat products are sold primarily in North America. The Company's salesmen are used extensively in the sale of its core material products. The Company makes approximately 28% of its domestic (U.S. domestic and export) and 78% of its European core material product sales directly. The balance of the sales are handled through regional distributors in the United States, Europe, Canada and the Pacific Rim. Sales of Contourkore to customers outside the United States are handled through a wholly-owned foreign sales corporation.

Sources and Availability of Raw Materials

        The Company owns and operates 17,455 acres of plantation land in Ecuador and five woodworking plants which are used to produce various balsa wood products. In addition to balsa produced on its own plantations, the Company purchases raw lumber from outside suppliers, which it then processes in its own mills, and purchases balsa from outside suppliers, typically in block form, which is shipped directly to the U.S. The Company's plantation lands provide a growing and renewable source of balsa. The Company has developed a unique forestry program to manage its lands. As typical of other companies involved in forest management, the Company's program includes activities such as planting, fertilizing, thinning and cutting of trees. The Company has also developed proprietary programs to improve seedling quality and improve growth rates.

        Typically, there is at least a five-year period between when plantation land, already cleared and prepared, is seeded and when the balsa is harvested. Because of the long-term period between seeding and harvest, the Company evaluates the adequacy of its current plantation lands to meet future, longer-term demand for its balsa products. This evaluation also considers the cost and availability of land in the current year compared to future years. The Company intends to continually evaluate demand and adjust its land purchase program to meet these projections.

        Substantially all of the balsa acquired by the Company, partly from its own plantations and partly from others, is from western and coastal Ecuador accessible by roads, so that the balsa lumber can be transported by truck to its sawmills. The Company presently considers the timber supply in this area to be sufficient to supply all the Company's requirements for the foreseeable future. The Company also receives small quantities of balsa from other Latin American countries.

        The Company has experienced no material difficulties in purchasing its foam and mat materials and anticipates that the manufacturers will be able to produce adequate quantities to meet demand. The resins, fiberglass and other materials used in the Company's manufacturing processes are available from numerous commercial sources. To date, the Company has experienced no material difficulty in obtaining such materials needed for its operations.

Patents, Trademarks and Licenses

        The Company features its registered trademark "Belcobalsa®" for lumber, dimension stock and bonded panels and blocks, "Contourkore®", "LamPrep®" and "AL-600/10®" for the flexible wood block mat, "Durakore®", a balsa hardwood composite, "D100®" for rigid end-grain panels and "Decolite®" a balsa composite panel used as an alternative to plywood, and low-density laminate bulkers, marketed as "BaltekMat®".

        The Company also features "Airlite™", a cross-linked PVC foam, "AIREX®"(registered trademark of Alcan Airex AG), a linear foam and "Coremat®", also a low-density laminate bulker.

Seasonality

        The Company's business is not seasonal.

Material Customer

        The Company makes approximately 28% of its U.S. domestic and export and 78% of its European sales directly to the end user, with the remainder of sales handled through regional distributors in the United States and Europe. At December 31, 2002, the Company's two largest distributors accounted for approximately 41% of worldwide sales and 33% of accounts receivable. During 2002, sales to one direct customer accounted for 10.5% of consolidated sales and at December 31, 2002, 7% of accounts receivable. No customer accounted for more than 10% of consolidated sales in 2001 or 2000.

Backlog

        Generally, orders placed by the Company's customers are not "blanket" orders, i.e., orders providing for multiple deliveries over an extended period. Most orders placed by our customers, including regional distributors and direct customers, are issued to fulfill short term requirements or are issued on an as-needed basis. Orders generally may be modified, canceled or rescheduled without significant penalty. Accordingly, the backlog is not necessarily indicative of future sales and is not monitored by the Company as a meaningful trend indicator.

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

        In North America and Europe, the Company also competes directly with companies, some with greater resources than the Company, that manufacture and sell balsa and foam products at prices which may be lower than those offered by the Company.

Estimated Research Costs

        The Company is engaged in a continuous program of research to develop new products and processes, to improve and refine existing products and processes and to develop new applications for existing products. The Company has incurred approximately $809,000 during 2002 for research and development, compared to expenditures of $665,000 in 2001 and $565,000 in 2000.

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

Employees

        As of December 31, 2002, the Company has 767 employees in Ecuador, 194 in the United States, 14 in Europe and one each in Japan and Uruguay, aggregating 977 employees. Approximately 47% of those employed by the Company are represented by labor unions.

Foreign Operations

        The Company, through its Ecuadorian subsidiaries, owns and operates five woodworking plants and approximately 17,455 acres of forestland in Ecuador. At the Company's woodworking plants, rough balsa lumber is received from plantations or independent loggers and then processed into finished lumber and other manufactured products. The Company operates sales offices in France, the United Kingdom, Denmark, Japan, Germany and Uruguay.

        Reference is made to the information set forth in Note 14 to the Notes to Consolidated Financial Statements, Part II, Item 8 hereof, with respect to assets and operating results by geographic areas.

        No prediction can be made as to any future increase or decrease of the Company's foreign business. The Company has experienced differences in profitability between foreign and domestic sales due to the changing value of the U.S. dollar in relation to the foreign currencies of countries where its products are sold.

Discontinued Operations

        In June 2002, the Company announced its intention to sell its shrimp operation in Ecuador, which it completed in February, 2003. The selling price of the shrimp business was $1.4 million, $250,000 payable in cash and $1,150,000, evidenced by a two-year note, payable in four equal semi-annual installments plus interest at 8%. At the purchaser's option, the purchase price would have been adjusted to $1.0 million if this amount was paid in cash within 15 days of the closing. The purchaser was unable to utilize this option. For the year ended December 31, 2002, the Company recorded a charge to earnings of approximately $7.1 million to reduce the assets underlying the shrimp operations to their fair value. There were no direct tax benefits associated with the loss on disposal.

        The Company's shrimp operations incurred losses for the year ended December 31, 2002 of approximately $8.8 million, including the $7.1 million loss on disposal. By October 31, 2002, the Company had closed its hatchery and packing plant and harvested the last shrimp pond. The Company incurred no significant costs to maintain the shrimp properties from October 31, 2002 until the date of sale. The loss on disposal discussed above is a non-cash charge and has no effect on the Company's cash position or liquidity. Since the shrimp operations were experiencing net cash outflows in 2002, the Company expects that its overall cash flow will improve after the sale of the shrimp operations.

Item 2.    PROPERTIES

        The Company owns or leases the properties indicated in the following table:

Property and Location	Status
One-story concrete and steel building containing the Company's principal U.S. manufacturing plant and warehouse space, approximately 85,000 square feet on 4 1/2 acres. (Northvale, New Jersey)	Leased
Two-story concrete and steel building containing the Company's principal offices, manufacturing plant and warehouse space, approximately 80,000 square feet. (Northvale, New Jersey)	Leased
Approximately 70,000 square feet containing research laboratories, warehouse and office space in two buildings. (Norwood and Northvale, New Jersey)	Leased
Woodworking plant housed in several wood, concrete and steel buildings, approximately 180,000 square feet. (Guayaquil, Ecuador)	Owned
Woodworking plant housed in several wood, concrete and steel buildings, approximately 30,000 square feet on 7 acres of land. (Guayaquil, Ecuador)	Owned
17,455 acres of timberland in Ecuador.	Owned
Woodworking plant housed in four concrete and steel buildings, 165,000 square feet on approximately 28 acres of land. (Santo Domingo de los Colorados, Ecuador)	Owned
Woodworking plant housed in four concrete and steel buildings, 62,000 square feet on approximately 7 acres of land. (Manta, Ecuador)	Owned
Woodworking plant housed in one wood building, 26,000 square feet on approximately 8 acres of land. (Quevedo, Ecuador)	Owned
Maintenance facilities for the Balsa Raw Material Department in a concrete and wood building, 16,875 square feet. (Quevedo, Ecuador)	Owned
Apartment space in concrete building, approximately 1,450 square feet. (Quevedo, Ecuador)	Owned
Office space in concrete building, 8,489 square feet. (Guayaquil, Ecuador)	Owned
Office space in concrete building, 1,000 square feet. (Croydon, U.K.)	Leased
Office space in stone and wood building, 2,000 square feet. (Paris, France)	Leased

        All of the Company's properties, plants and equipment are considered to be presently sufficient for their respective purposes.

        The above listing excludes the following property located in Ecuador used in the Company's shrimp business which has been discontinued and sold subsequent to December 31, 2002:

1,800 acres of land for shrimp farming in Ecuador, including 10 wood buildings and one concrete building totaling approximately 11,000 square feet.	Owned
444 acres of land for shrimp farming in Ecuador, including 4 concrete buildings and 4 wood buildings totaling 4,357 square feet.	Leased
Shrimp hatchery and packing plant housed in several concrete and steel buildings on 6.3 acres of land. (San Pablo and Duran, Ecuador)	Owned

Item 3.    LEGAL PROCEEDINGS

        The Company is involved in legal proceedings in the normal course of business and do not expect such proceedings to have a material effect on our business.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There was no submission of matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is traded on the Nasdaq National Market under the Symbol: BTEK. The following is the range of high and low prices for the last two years.

	2002		2001
	HIGH	LOW	HIGH	LOW
1st Quarter	$8.07	$6.92	$8.38	$7.00
2nd Quarter	9.44	7.80	8.63	7.58
3rd Quarter	8.65	7.46	8.63	7.48
4th Quarter	8.47	8.00	8.00	6.50

Holders of Common Stock

        The Company had approximately 102 stockholders of record as of April 1, 2003.

Dividend Policy

        No cash dividends were paid during the past two years in the period ended December 31, 2002.

Item 6.    SELECTED FINANCIAL DATA

        The financial data presented below have been reclassified to give retroactive effect to the 2002 discontinuance of the Company's shrimp operations and the seafood import business in 2001. See Note 2 to the Notes to Consolidated Financial Statements for additional information.

	YEARS ENDED DECEMBER 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands except per share amounts)
Net sales	$62,629	$57,871	$63,175	$58,938	$53,600
Income from continuing operations	594	3,095	4,204	2,119	2,391

Discontinued Operations:
(Loss) income from operations of discontinued seafood segment (including loss on disposal of $7,123 in 2002)	(8,848)	(2,222)	(2,098)	1,031	1,173
Income tax (benefit)/provision	0	(709)	(776)	334	305

Income/(loss) from discontinued operations	(8,848)	(1,513)	(1,322)	697	868

Net income (loss)	$(8,254)	$1,582	$2,882	$2,816	$3,259

Basic and diluted earnings (loss) per common share:
Earnings from continuing operations	$0.25	$1.25	$1.67	$0.84	$0.95
Income/(loss) from discontinued operations	(3.70)	(0.61)	(0.53)	0.28	0.34

Net income (loss)	$(3.45)	$0.64	$1.14	$1.12	$1.29

Average shares outstanding	2,390,747	2,468,472	2,523,261	2,523,261	2,523,261

Total assets	$49,647	$55,782	$57,531	$52,905	$46,077
Long-term obligations	$1,000	$302	$128	$591	$1,096
Cash dividends declared per common share	—	—	—	—	—

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROPOSED ACQUISITION BY ALCAN INC.

        In March 2003, Baltek Corporation entered into a merger agreement with a subsidiary of Alcan Inc. After the merger, Baltek will become a wholly-owned subsidiary of Alcan Inc. An independent committee of the Board of Directors unanimously recommended the merger, and the Board of Directors unanimously approved the merger and the merger agreement. Jacques Kohn and other members of the Kohn family, who own 46% of the outstanding common stock of Baltek, have signed an undertaking to vote their shares in favor of the transaction.

        Under the merger agreement, Baltek shareholders will receive approximately $15.17 in cash for each share of Baltek common stock. This reflects a premium of approximately 77% based on the 20-day average trading prices prior to the date of the signing of the merger agreement. The Baltek shareholders will receive approximately $35,250,000 in cash.

        The transaction is expected to close in the quarter ending June 30, 2003, but is subject to a number of conditions, including, among other things, approval of the merger agreement by the stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of financial condition and results of operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, inventories, income taxes, impairment of long-lived assets and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes the following accounting policies involve its more significant judgments and estimates used in the preparation of its consolidated financial statements. Baltek maintains allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company adjusts its inventory for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. To estimate the recoverability of the Company's property and equipment, management must make assumptions regarding estimated future cash flows and other factors to determine the value of the assets. If these estimates or their related assumptions change, the Company may be required to record impairment charges not previously recorded for these assets. Deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax bases of assets and liabilities and carryforwards using currently enacted tax rates. The Company estimates its tax valuation allowance by assessing the future recoverability of the deferred tax assets. The allowance is based on estimates of taxable income in each jurisdiction the Company operates and the period over which the assets will be recoverable. In the event that actual results differ from those estimates, the Company may need to establish additional valuation allowances. With the assistance of outside actuaries, the Company estimates its obligation for retirement benefits payable to its European and Ecuadorian employees. The Company makes certain assumptions, the most significant of which are retirement trends and compensation rate increases. Any differences between these assumptions and actual experience can be significant in relation to the obligation and actual expense recorded.

LIQUIDITY AND CAPITAL RESOURCES

        The primary sources of liquidity historically have been, and are expected to continue to be, cash flow generated from operations and available borrowings under short-term lines of credit. The Company's domestic line of credit was revised in September 2002 and now provides for borrowings up to $12.5 million, subject to an adequate receivables and inventory borrowing base. The Company was in default of the financial covenants at December 31, 2002, but received a waiver from the bank. The financial covenant terms were also amended effective in 2003; the Company expects to be in compliance with the revised terms. Primarily because of the Company's exit from the seafood import business, working capital requirements have decreased in 2002, and the Company chose to reduce the maximum available borrowings under its credit line. The Company also continues to have a line of credit in Ecuador, which prior to the sale of the seafood segment was $4,000,000. This line of credit had been secured by assets of the shrimp business as well as a negative pledge against certain machinery of the balsa business. In connection with the sale of the shrimp farms in 2003, the Company obtained a release from the bank removing the shrimp assets as collateral; the line of credit is being renegotiated by the Company but is still in effect under an informal agreement. In addition, there are lines of credit in Europe totaling approximately $1.0 million.

        Typically, there is at least a five-year period between when plantation land, already cleared and prepared, is seeded and when the balsa is harvested. Because of the long-term period between seeding and harvest, the Company evaluates the adequacy of its current plantation lands to meet future, longer-term demand for its balsa products. This evaluation also considers the cost and availability of land in the current year compared to future years. The Company intends to continually evaluate demand and adjust its land purchase program to meet these projections. Long-term financing for land purchases is usually not available in Ecuador, but may be available from other international sources.

        The Company continues to invest in capital expenditures in its core materials segment that position Baltek for long-term growth. The Company's plant and equipment expenditures are intended to increase plant capacity, improve productivity and reduce costs, and give Baltek the capability to manufacture new products. Such expenditures have historically been financed by cash flow from operations.

        Future capital expenditures, including those for machinery and equipment and plantation lands, are expected to be funded by a combination of cash generated from operations and outside financing, if available. In 2002, the Company purchased 471 hectares (approximately 1,163 acres) of plantation land for a purchase price, including other direct costs related to the purchase, of approximately $1,000,000. The Company financed the purchase of this land by arranging for a $1 million term loan with a domestic bank. The loan is repayable in 60 equal monthly principal installments (plus interest) of approximately $17,000. The Company also purchased 82 hectares in 2002 using cash flow from operations. The Company has no other material commitments for capital expenditures.

        The Company had working capital of approximately $15.3 million and $24.2 million at December 31, 2002, respectively. Excluding the assets and liabilities of discontinued operations, the Company had working capital of $15.1 million at December 31, 2002 and $14.5 million at December 31, 2001. Working capital increased, reflecting an improved cash position and higher inventories in Europe and Ecuador, partly offset by higher borrowings and increased accrued expenses. Primarily because of its decision to discontinue the seafood import business in September 2001, average working capital borrowing requirements were lower in 2002 compared to 2001. The Company believes that future cash flow from operations and funds available under its existing domestic and foreign credit facilities will provide sufficient resources to meet the Company's needs in 2003.

RESULTS OF OPERATIONS FOR THE YEARS
ENDED DECEMBER 31, 2002, 2001 AND 2000

        Until 2002, the Company operated in two lines of business, supplying core materials and the seafood industry. During 2002, the Company announced its intention to sell its shrimp operations in Ecuador. The sale of these operations was completed in February, 2003. The operations of the shrimp business in Ecuador, along with the seafood import business terminated by the Company in 2001, comprised the seafood segment. This segment has been reported by the Company as discontinued operations. The following information relates to the continuing operations of the Company: its core materials business. See Notes 2 and 3 in the Notes to Consolidated Financial Statements for additional information.

        Core material sales were $62,629,000, $57,871,000 and $63,175,000 in 2002, 2001 and 2000, respectively. The increase in sales of $4,758,000 (8%) in 2002 was primarily due to increased sales to European manufacturers of windmill blades, as well as increased domestic shipments to the Company's industrial customers, including those in the marine industry. The Company believes that the wind energy market will grow up to 25% annually for the next five years, and that recent technology trends in the industry continue to favor the use of core materials, including balsa. Domestic sales were lower in 2001 compared to 2000. This reduction was partly offset by a strong increase in sales in Europe. The reduction in domestic sales was primarily due to lower demand from the Company's largest end user group, the boating industry.

        Many of the Company's end user markets, including boating, are highly cyclical in nature and economic conditions affect demand for our customers' products (the Company is a raw material supplier to original equipment manufacturers and sub-tier suppliers engaged in the fabrication of composite components and assemblies). Demand within those industries is dependent upon, among other factors, discretionary income, inflation, interest rates and consumer confidence. Fluctuating interest rates and other changes in economic conditions make it difficult to forecast short or long range trends.

        The Company's gross profit margin as a percent of sales was 29.1% in 2002, compared to 34.0% in 2001 and 34.5% in 2000. The gross margin decreased in 2002 due to a combination of an increase in customer discounts to meet competitive conditions, higher operating costs in Ecuador and the U.S., and an increase in the proportion of European sales, where margins are lower. The gross margin decreased slightly in 2001 due primarily to higher costs in Ecuador. The Company's costs in Ecuador have increased significantly since Ecuador adopted the U.S. dollar as its functional currency in September, 2000 and this trend is expected to continue in 2003.

        Selling, general and administrative expenses ("SG&A") were $15,968,000, or 25% of sales in 2002, compared to $14,348,000 (25% of sales) in 2001 and $14,067,000 (22% of sales) in 2000. The $1,620,000 increase in SG&A from 2001 to 2002 was primarily due to an increase in sales compensation, retirement costs, legal, accounting and other costs related to the proposed merger with Alcan, as well as an increase in research and development spending. The increase in sales compensation was primarily in Europe, where a greater proportion of our revenue increase occurred. The increase in retirement costs were also due to the increased compensation in Europe, as well as an increase in the eligible compensation of certain employees in Ecuador. SG&A expenses increased in 2001 as a result of increases in commercial insurance, medical insurance and other administrative expenses.

        Loss on sale of subsidiary of $1,036,000 was a result of the sale of an Ecuadorian subsidiary in the fourth quarter. The sale was part of a reorganization of our legal entities. The cash proceeds from the sale were immaterial.

        Interest expense was $631,000, $838,000 and $714,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Interest rates on dollar denominated loans in Ecuador in 2002 were significantly higher than rates available to the Company in the U.S. During the first quarter of 2002, the Company shifted a portion of its borrowings from Ecuador to the U.S. to take advantage of the lower rates. The Company also benefited from lower interest rates in the U.S. in 2002 compared to 2001 and lower average borrowings in 2002 compared to 2001. The increase in interest expense from 2000 to 2001 was due to the fact that while the interest rates on U.S. dollar loans in Ecuador were lower and average rates in the U.S. were lower in 2001 compared to 2000, the average borrowings were higher in 2001 compared to 2000. The level of borrowing in all periods is related to the Company's working capital needs and cash flows generated from operations.

        The Company had foreign exchange gains (losses) of $500,000, $53,000 and $(335,000) for the years ended December 31, 2002, 2001 and 2000, respectively. The gain in 2002 was primarily due to the strengthening of the Euro in relation to the U.S. Dollar. Remeasurement gains and losses are mainly caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when remeasuring foreign currency balance sheets into U.S. dollars. The Company utilizes foreign exchange contracts to hedge certain inventory purchases and may also employ certain strategies whose objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. The Company has not and does not intend to enter into foreign currency transactions for speculative purposes. Management is unable to forecast the impact of remeasurement gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange.

        The effective income tax rate amounted to 52% in 2002, 32% in 2001 and 37% in 2000. Reconciliation of the effective rate with the U.S. statutory rate is detailed in Note 10 to the Notes to Consolidated Financial Statements.

        Sales and expenses were affected in all three years by the different exchange rates applied in remeasuring the books of accounts of the Company's foreign subsidiaries.

Discontinued Operations

        In June 2002, the Company announced its intention to sell its shrimp operation in Ecuador, which it completed in February, 2003. The selling price of the shrimp business was $1.4 million, $250,000 payable in cash and $1,150,000, evidenced by a two-year note, payable in four equal semi-annual installments plus interest at 8%. At the purchaser's option, the purchase price would have been adjusted to $1.0 million if this amount was paid in cash within 15 days of the closing. The purchaser was unable to utilize this option. For the year ended December 31, 2002, the Company recorded a charge to earnings of approximately $7.1 million to reduce the assets underlying the shrimp operation to their fair value. There were no direct tax benefits associated with the loss on disposal.

        The Company's shrimp operations incurred losses for the year ended December 31, 2002 of approximately $8.8 million, including the $7.1 million loss on disposal. By October 31, 2002, the Company had closed its hatchery and packing plant and harvested the last shrimp pond. The Company incurred no significant costs to maintain the shrimp properties from October 31, 2002 until the date of sale. The loss on disposal discussed above is a non-cash charge and has no effect on the Company's cash position or liquidity. Since the shrimp operations were experiencing net cash outflows in 2002, the Company expects that its overall cash flow will improve after the sale of the shrimp operations.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and is effective for the Company on January 1, 2003. Adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In September 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003. Adoption of this standard may impact the timing of recognition of costs associated with future exit and disposal activities, depending upon the nature of the actions initiated.

        In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. The interpretation provides guidance on the guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that the Company record a liability for the fair value of such guarantees in the balance sheet. Adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In December 2002, the FASB issued FASB Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the of the method used on reported results. This Statement has no impact on the Company's financial position or results of operations.

        In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for the Company in its third quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The Company is reviewing FIN No. 46 to determine its impact, if any, on future reporting periods, and does not currently anticipate any material accounting or disclosure requirement under the provisions of the interpretation.

Forward Looking Statements—Cautionary Factors

        Certain statements in this Annual Report on Form 10-K, the quarterly report on Form 10-Q, the Company's press releases or in reports to stockholders constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, industries in which the Company operates, the U.S. and global economies, earnings, cash flow and operating performance and may be indicated by words or phrases such as "anticipates," "supports," "plans," "projects," "expects," "should," "forecast," "believe," "management is of the opinion" and similar words or phrases. Forward-looking statements are subject to inherent uncertainties and risks, including among others: environmental factors affecting yields at the Company's balsa plantations; increasing price and product/service competition by domestic and foreign competitors; fluctuations in the cost and availability of raw materials; economic and political conditions in Ecuador; general industry trends and growth rates, including the continued advancement in composite materials technology and its acceptance as an alternative to conventional methods of construction; and economic conditions as they affect demand for our customers' products (the Company is a raw material supplier to original equipment manufacturers and sub-tier suppliers engaged in the fabrication of composite components and assemblies). In addition, such statements could be affected by general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations. The list of factors presented here should not be considered to be a complete list of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

        If the merger with Alcan is not completed for any reason, the Company may be subject to a number of material risks, including the following:

  •
  if the merger agreement is terminated under circumstances related to the receipt of a superior acquisition proposal or the failure to obtain a stockholder vote approving the merger, the Company must pay termination fee of $1.2 million to Alcan; and

  •
  if the merger is not completed, the Company must pay certain expenses related to the merger, including substantial legal, accounting and financial advisory fees. This could affect the results of operations and cash liquidity and the Company's stock price.

        Some customers may, in response to the announcement of the merger, delay or defer purchasing decisions, which could affect revenues. Similarly, current and prospective employees may experience uncertainty about their future role with Alcan until Alcan's strategies with regard to the Company are announced or executed. This may adversely affect the Company's ability to attract and retain key management as well as research and development, manufacturing, sales and marketing and other personnel. Further, if the merger agreement is terminated and the Company's board of directors determines to seek another merger or business combination, it may not be able to find anyone willing to pay an equivalent or more attractive price than that which would have been paid in the merger with Alcan.

        Prior to the completion of the merger and unless the merger agreement with Alcan is terminated, the Company believes that the price of the Company's common stock will continue to be determined in part by the expectation that the merger will be completed and that the Company's common stockholders will receive $15.17 for each outstanding share of common stock.

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

* * * * *

Item 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company is exposed to various market risks, including foreign currency fluctuations and interest rates. To manage the volatility associated with foreign currency purchases of materials created in the normal course of business the Company enters into a limited number of derivative hedging transactions. There were no foreign exchange hedges outstanding at December 31, 2002.

        The majority of the Company's short and long-term borrowings at December 31, 2002 were subject to variable interest rates. The Company entered into two interest rate swaps in 2001, one of which remained in effect at December 31, 2002, to manage a portion of its exposure to fixed versus floating interest rates. The Company's policy is to use foreign currency and interest rate derivative instruments to the extent necessary to manage exposures. The Company does not hold or issue derivative financial instruments for speculative purposes. For quantitative disclosure regarding the Company's derivative instruments see Note 15 to the Consolidated Financial Statements.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of the registrant and subsidiaries and supplemental schedule are annexed hereto and made part hereof.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth certain information regarding each of the directors and executive officers of the Company as of April 1, 2003.

Name	Position	Age
Jacques Kohn	Director, President & CEO	81
Jean J. Kohn	Director, Executive Vice President	78
Benson J. Zeikowitz	Director	76
Bernard J. Wald	Director	70
William F. Nicklin	Director	59
Henri-Armand Kohn	Executive Vice President	53
Antonio L. Diaz	Vice President, Latin American Operations	44
Harold Gutmann	Vice President, U.S. Manufacturing	51
Margot W. Kohn	Director, Secretary	77
Thomas G. Priesel	Senior Vice President and Chief Operating Officer	51
Ronald Tassello	Chief Financial Officer and Treasurer	45

        The Directors are elected annually and serve until the next annual meeting of shareholders and their successors have been elected and shall have qualified. Members of the Board of Directors are not compensated for their services on the Board, except for William F. Nicklin and Benson J. Zeikowitz, who are compensated $3,000 per annum plus a fee of $350 for each meeting of the Board of Directors.

        The following family relationships exist between officers of Baltek: Jacques Kohn and Jean Kohn are brothers, Henri-Armand Kohn is the son of Jean Kohn and Margot W. Kohn is the wife of Jacques Kohn.

        Jacques Kohn has been a Director since 1969 and President and CEO of the Company and its predecessors for over twenty years.

        Jean Kohn has been a Director since 1969 and Executive Vice President of the Company and its predecessors for over twenty years.

        Benson J. Zeikowitz has been a Director of the Company since 1969, and until January 1998, was the Company's Treasurer.

        Bernard J. Wald has been a Director of the Company since 1998. He has been a member of the law firm of Herzfeld & Rubin, P.C. for over twenty years; Herzfeld & Rubin P.C. provides legal services to the Company.

        William F. Nicklin has been a Director of the Company since 1981. He is a Senior Vice President of UBS PaineWebber. Mr. Nicklin is a member of the Board of Directors of Carco Electronics, a corporation registered under Section 12 of the Exchange Act.

        Henri-Armand Kohn has been Executive Vice President of the Company since 1997.

        Antonio L. Diaz has served as Vice President, Latin American Operations since January 1, 2002. From May 1, 2001 to December 31, 2001, he was Director for Latin America. Mr. Diaz was Manager of Supply Chain and Customer Service, Latin America Operations, at Wyeth Ayerst Pharmaceuticals for over five years before he joined the Company.

        Harold Gutmann has served as Vice President of U.S. Manufacturing of the Company since May of 2001. Prior thereto he was a plant manager for the Company for over five years.

        Margot W. Kohn has served as corporate Secretary of the Company and its predecessors for over twenty years.

        Thomas G. Preisel has served as Senior Vice President and Chief Operating Officer since May of 2001. Prior thereto he was Vice President of Operations & Sales/Marketing of the Company for over five years.

        Ronald Tassello has served as Chief Financial Officer and Treasurer of the Company since May of 1998. He joined the Company as Controller in 1996.

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than ten percent of the Company's Common Stock ("10% Holders") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and 10% Holders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        The Company believes that during the fiscal year ended December 31, 2002, its directors, executive officers and 10% Holders complied with all Section 16(a) filing requirements. In making this statement, the Company has relied upon the written representations of its directors, executive officers and certain other reporting persons.

Item 11.    EXECUTIVE COMPENSATION

        The following information is furnished with respect to the President of the Company, as the Chief Executive Officer (CEO), and the Company's four most highly compensated officers, other than the CEO (all five are referred to collectively as the "named executive officers").

SUMMARY COMPENSATION TABLE

		Annual Compensation						Long Term Compensation
								Awards			Payouts
(a)	(b)	(c)		(d)		(e)		(f)		(g)	(h)		(i)
Name and Principal Position	Year	Salary(1)		Bonus(2)		Other Annual Compensation(3)		Restricted Stock Award(s)		Securities Underlying Options/ SARS (#)	LTIP Payout		All Other Compensation(4)
Jacques Kohn President & CEO	2002 2001 2000	$ $ $	245,064 238,846 236,763	$ $ $	0 0 31,875	$ $ $	25,000 25,000 14,502	$ $ $	0 0 0	0 0 0	$ $ $	0 0 0	$ $ $	7,223 5,997 14,028
Jean J. Kohn Executive Vice President	2002 2001 2000	$ $ $	245,064 238,846 236,763	$ $ $	0 0 31,875	$ $ $	10,551 10,551 10,551	$ $ $	0 0 0	0 0 0	$ $ $	0 0 0	$ $ $	7,223 5,997 14,028
Harold Gutmann Vice President, Manufacturing	2002 2001 2000	$ $ $	184,078 176,538 157,211	$ $ $	0 0 0	$ $ $	6,823 0 0	$ $ $	0 0 0	0 0 0	$ $ $	0 0 0	$ $ $	6,421 5,997 14,028
Thomas Preisel Senior Vice President and Chief Operating Officer	2002 2001 2000	$ $ $	236,256 225,000 213,750	$ $ $	0 0 29,950	$ $ $	7,626 2,099 2,099	$ $ $	0 0 0	0 0 0	$ $ $	0 0 0	$ $ $	7,223 5,997 14,028
Henri-Armand Kohn Executive Vice President	2002 2001 2000	$ $ $	272,500 282,374 287,575	$ $ $	0 0 36,800	$ $ $	0 6,123 6,123	$ $ $	0 0 0	0 0 0	$ $ $	0 0 0	$ $ $	7,223 5,997 14,028

(1)
The Company has adopted a non-qualified deferred compensation plan providing an election to all the participants to defer between one percent and 100 percent of salary. This plan is in addition to the deferred compensation plan the Company previously adopted under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"), pursuant to which participants may elect to defer between one and 15% of salary. Amounts deferred under the 401(k) Plan are paid over to the plan trustee. These plans do not provide for matching Company contributions. The amounts of salary listed in column (c) are the salaries of the named executive officers before any elective deferral under these plans.

(2)
No bonuses were earned in 2002 or 2001. The earned bonus in 2000 was based on the Annual Incentive Plan adopted on January 1, 1999. The plan provides for an annual incentive payment (bonus) based on the Company's actual performance against two targets: IBT (income before tax) and revenues. The annual targets are set and approved by the Board. A threshold level of performance is set. For the plan to fund, actual IBT must be at least 90% of target. If the threshold is met, the payout is 50% of the target incentive; if the target is achieved the payout is 100%; and if performance is exceptional, meaning actual performance is 130% of the target or higher, the payout can be 200% of the target incentive. Performance between these points will result in incentive payments calculated on a pro rata basis. The individual target incentives are set as a percentage of each person's salary, but can also be modified based upon individual performance goals set by the Board. The Board determines eligibility for the plan.

(3)
The amounts are payments made by the Company for life insurance and long-term care policies. The Company pays premiums for life insurance policies on the lives of seven officers, including the named executive officers. Each individual executive owns the policy on his life. This insurance is in addition to a group-term life insurance policy providing term insurance on all U.S. salaried employees, with a maximum coverage per employee of $50,000. The Company also pay premiums for long-term care policies for four executive officers and their spouses.

(4)
The amounts represent contributions by the Company under the Baltek Corporation Profit Sharing Plan, a qualified contribution plan covering all U.S. non-union employees, to which the Company makes annual contributions out of its profits. Each contribution is allocated to participants on the basis of their respective rates of compensation, but with lesser amounts allocated to compensation that constitutes "wages" for Social Security purposes, in accordance with the rules of the Internal Revenue Code. The Plan provides for vesting of amounts contributed by the Company over a period of years.

Compensation of Directors

        The directors are elected annually and serve until the next annual meeting of shareholders and their successors have been elected and shall have qualified. Members of the Board of Directors are not compensated for their services on the Board, except for William F. Nicklin and Benson J. Zeikowitz, who are compensated $3,000 per annum plus a fee of $350 for each meeting of the Board of Directors.

Employment Agreements

        The Company entered into employment agreements with Thomas G. Preisel, Antonio L. Diaz, Harold Gutmann and Ronald Tassello pursuant to which they are serving the Company in their capacities as executive officers. The agreements provide that they shall continue until terminated by either party upon not less than twenty-four months' written notice to the other party. Under the agreements, the executive officers are entitled to a base salary, subject to increase by the Board of Directors in its sole discretion. The agreements also provide that the executive officer shall participate in any pension, profit-sharing, stock option or similar plan of the Company, as well as all Company benefit plans, in each case if available to employees or executives of the Company generally. Pursuant to the agreements, the Company also provides the executive with a suitable automobile and related insurance. The executives have agreed to maintain the confidentiality of information concerning the Company and have agreed not to solicit customers or otherwise disrupt the business of the Company for a two-year period following termination of the agreements.

        Alcan Inc. has indicated that it intends to assume the obligations of the Company under the foregoing agreements upon completion of the merger.

        The Company entered into an employment and consulting agreement with Antonio R. Diaz dated as of June 1, 2000 pursuant to which Mr. Diaz served as the Company's Vice President-Latin American Operations until he retired on December 31, 2001. Mr. Diaz will continue as a consultant to the Company for a period of two years from December 31, 2001 at rate of $114,000 per annum. Pursuant to the agreement, the Company also provides Mr. Diaz with a suitable automobile and related insurance. Mr. Diaz has agreed to maintain the confidentiality of information concerning the Company and has agreed not to solicit customers or otherwise disrupt the business of the Company for a two-year period following termination of the agreement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table provides information as of December 31, 2002 about the Company's existing equity compensation plans.

Plan Category	Number of Securities To be issued upon Exercise of outstanding Options, Warrants And Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	-0-

        The following table sets forth certain information regarding the ownership of the Company's common stock at April 1, 2003 by each person known to the Company to be the beneficial owner, at that date, of more than five percent of the outstanding common stock of the Company, by each director, and by all directors and officers of the Company as a group:

BENEFICIAL OWNERSHIP(1)

Name and Address of Beneficial Owner(2)	Number of Shares	Percent of Class
Jacques Kohn(a)	1,072,007	46.1
Jean J. Kohn(a)	1,072,007	46.1
Bernard Kohn(a)	1,072,007	46.1
Alcan Inc.(b)	1,072,007	46.1
Bernard Kohn Revocable Living Trust(a)	1,072,007	46.1
Bernard Kohn Irrevocable Descendants Trust(a)	1,072,007	46.1
Henri-Armand Kohn	11,963	*
Reich & Tang Asset Management L.P.(c)	189,800	8.1
Benson J. Zeikowitz	200	*
Bernard J. Wald	-0-	-0-
William F. Nicklin	-0-	-0-
Margot W. Kohn(d)	-0-	-0-
All directors and officers as a group (11 persons)	1,083,970	46.6

*
Less than 1%

(a)
Consists of 469,565 shares of common stock directly held by each of Jacques Kohn and Jean Kohn, 85,820 shares of common stock directly held by the Bernard Kohn Revocable Living Trust ("Living Trust") and 47,057 shares of common stock directly held by the Bernard Kohn Irrevocable Descendants Trust ("Descendants Trust," and together with the Living Trust, the "Bernard Kohn Trusts") (all such shares of common stock being collectively referred to as the "Voting Agreement Shares"). Bernard Kohn is the sole trustee of the Living Trust, having sole voting and dispositive powers over the shares held by the Living Trust. Jacques Kohn and Bernard Kohn are co-trustees of the Descendants Trust, having shared dispositive powers over the shares held by the Descendants Trust. The Voting Agreement Shares are subject to an agreement, dated March 5, 2001 (the "March 5, 2001 Agreement"), pursuant to which Jacques, Jean and Bernard Kohn agreed to vote their shares on all matters in accordance with a majority vote of the three individuals. In addition, Jacques and Jean Kohn have agreed under the March 5, 2001 Agreement that if they propose to sell any of their shares to a third party, Bernard Kohn may elect to participate in such sale on a pro rata basis. Jacques and Jean Kohn and the Bernard Kohn Trusts (each a "Stockholder," and collectively, the "Stockholders") entered into a voting agreement with Alcan, dated March 5, 2003 (the "Voting Agreement"), in connection with the merger whereby, among other things, each Stockholder agreed to vote, and granted Alcan an irrevocable proxy to vote, all of his or its shares of common stock to approve the merger agreement with Alcan and the merger. Except as to the shares directly held by each of Jacques Kohn, Jean Kohn and each of the Bernard Kohn Trusts, Jacques Kohn, Jean Kohn and the Bernard Kohn Trusts disclaim beneficial ownership of the Voting Agreement Shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934.

(b)
Consists of the Voting Agreement Shares. Pursuant to the proxy contained in the Voting Agreement, Alcan possesses shared power to direct the vote of the Voting Agreement Shares, and Alcan thus may be deemed to beneficially own such Voting Agreement Shares. Alcan does not directly hold any outstanding shares of Baltek common stock. Alcan disclaims beneficial ownership of the Voting Agreement Shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934.

(c)
Successor to New England Investment Companies L.P. as the owner of the shares listed.

(d)
Margot W. Kohn disclaims any beneficial ownership of the shares directly held by her husband, Jacques Kohn, within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934.

(1)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, Baltek believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 2,323,944 shares outstanding as of April 1, 2003.

(2)
The addresses for the named beneficial holders are: for Alcan Inc., 1188 Sherbrooke Street West, Montreal, Quebec H3A 3G2 Canada; for the Bernard Kohn Revocable Living Trust and Bernard Kohn Irrevocable Descendants Trust, c/o Herzfeld & Rubin, P.C., 40 Wall Street, New York, NY 10005; for Reich & Tang Asset Management L.P., 600 Fifth Avenue, New York, NY 10020 and for all of the other named individuals, c/o Baltek Corporation, 10 Fairway Court, Northvale, NJ 07647.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Inapplicable.

PART IV

Item 14.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Evaluation of disclosure controls and procedures—Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

        Changes in internal controls—There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  (1)    Consolidated Financial Statements

      See Index to Consolidated Financial Statements and Financial Statement Schedule annexed hereto and made part hereof.

    (2)
    Financial Statement Schedule

      See Index to Consolidated Financial Statements and Financial Statement Schedule annexed hereto and made part hereof.

    (3)
    Exhibits

      See Exhibit Index on page 22 of this Form.

  (b)
  Reports on Form 8-K

        The Company filed a Current Report on Form 8-K dated December 11, 2002, reporting in Item 5 that it had issued a press release announcing that it had signed an agreement to sell its shrimp operations in Ecuador.

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALTEK CORPORATION Registrant
By:	/s/ JACQUES KOHN Jacques Kohn, President and Chief Executive Officer Director
By:	/s/ RONALD TASSELLO Ronald Tassello, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: April 14, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

By:	/s/ JACQUES KOHN Jacques Kohn Director	By:	/s/ BENSON J. ZEIKOWITZ Benson J. Zeikowitz Director
By:	/s/ MARGOT W. KOHN Margot W. Kohn Director	By:	/s/ WILLIAM F. NICKLIN William F. Nicklin Director
By:	/s/ BERNARD J. WALD Bernard J. Wald Director	By:	/s/ JEAN J. KOHN Jean J. Kohn Director

Dated: April 14, 2003

Certification

I, Jacques Kohn, certify that:

1.
I have reviewed this annual report on Form 10-K of Baltek Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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
6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ JACQUES KOHN Jacques Kohn President and Chief Executive Officer

Certification

I, Ronald Tassello, certify that:

1.
I have reviewed this annual report on Form 10-K of Baltek Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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
6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ RONALD TASSELLO Ronald Tassello Chief Financial Officer and Treasurer

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
AS OF DECEMBER 31, 2002 AND 2001 AND
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002

PREPARED FOR FILING AS PART OF THE
ANNUAL REPORT (FORM 10-K)
TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2002
**********

BALTEK CORPORATION AND SUBSIDIARIES

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE
PREPARED FOR FILING AS PART OF THE ANNUAL REPORT
(FORM 10-K) TO THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 2002

Page
INDEPENDENT AUDITORS' REPORT
Consolidated Balance Sheets as of December 31, 2002 and 2001	2
Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2002	3
Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 2002	4
Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2002	5
Notes to Consolidated Financial Statements as of and for Each of the Three Years in the Period Ended December 31, 2002	6-17
FINANCIAL STATEMENT SCHEDULE AS OF AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002:
II—Valuation and Qualifying Accounts

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
Northvale, New Jersey

        We have audited the accompanying consolidated balance sheets of Baltek Corporation and Subsidiaries (the "Corporation") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Baltek Corporation and Subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 15 to the consolidated financial statements, on January 1, 2001 the Company changed its method of accounting for derivative instruments to conform to Statement of Financial Accounting Standards No. 133.

/s/  DELOITTE & TOUCHE
Parsippany, New Jersey

April 11, 2003

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$2,013	$573
Accounts receivable (net of allowance for doubtful accounts of $260 in 2002 and $213 in 2001)	6,743	6,745
Inventories	19,623	18,865
Prepaid expenses	782	671
Other	2,488	2,244
Assets of discontinued operations offered for sale	250	9,986

Total current assets	31,899	39,084
Property, plant and equipment, net	5,667	5,729
Timber and timberlands	11,168	9,963
Other assets	913	1,006

Total Assets	$49,647	$55,782

LIABILITIES
Current Liabilities:
Notes payable	$9,869	$8,700
Accounts payable	2,423	2,232
Income tax payable	0	274
Accrued salaries, wages and bonuses payable	1,517	587
Accrued expenses and other liabilities	2,479	2,651
Current portion of long term debt	301	113
Current portion of obligation under capital lease	0	82
Liabilities of discontinued operations offered for sale	0	224

Total current liabilities	16,589	14,863
Long-term debt	1,000	302
Union employee termination benefits	300	210

Total liabilities	17,889	15,375

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par; 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par; 10,000,000 shares authorized, 2,523,261 issued	2,523	2,523
Additional paid-in capital	2,157	2,157
Retained earnings	28,126	36,380
Accumulated other comprehensive loss	(73)	(147)
Treasury stock, at cost: 132,878 and 66,439 shares at December 31, 2002 and 2001, respectively	(975)	(506)

Total stockholders' equity	31,758	40,407

Total Liabilities and Stockholders' Equity	$49,647	$55,782

See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Net Sales	$62,629	$57,871	$63,175
Cost of products sold	44,412	38,189	41,349
Selling, general and administrative expense	15,968	14,348	14,067
Loss on sale of subsidiary	1,036	0	0

Operating income	1,213	5,334	7,759

Other Income (Expense):
Interest expense	(631)	(838)	(760)
Foreign exchange gain (loss)	500	53	(335)
Other, net	160	(4)	8

Total	29	(789)	(1,087)

Income from continuing operations before income tax	1,242	4,545	6,672
Income tax provision	648	1,450	2,468

Income from continuing operations	594	3,095	4,204

Discontinued Operations:
Loss from operations of discontinued seafood segment (including loss on disposal of $7,123 in 2002)	(8,848)	(2,222)	(2,098)
Income tax benefit	0	(709)	(776)

Loss on discontinued operations	(8,848)	(1,513)	(1,322)

Net Income (loss)	$(8,254)	$1,582	$2,882

Basic And Diluted Earnings (Loss) Per Common Share:
Earnings from continuing operations	$0.25	$1.25	$1.67

Loss from discontinued operations	(3.70)	(0.61)	(0.53)

Net earnings (loss)	$(3.45)	$0.64	$1.14

Average Shares Outstanding	2,390,747	2,468,472	2,523,261

See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share data)

	Common Stock, $1 Par	Addl. Paid-in Capital	Retained Earnings	Accum. Other Comp. Income (Loss)	Treasury Stock	Total
BALANCE, JANUARY 1, 2000	$2,523	$2,157	$31,916	$—	$—	$36,596
Net income—2000	—	—	2,882	—	—	2,882

BALANCE, DECEMBER 31, 2000	2,523	2,157	34,798	—	—	39,478
Net income—2001	—	—	1,582	—	—	1,582
Cumulative effect of adopting SFAS 133	—	—	—	(16)	—	(16)
Change in value of interest rate swap	—	—	—	(131)	—	(131)

Total comprehensive income						1,435

Purchase of treasury stock	—	—	—	—	(506)	(506)

BALANCE, DECEMBER 31, 2001	2,523	2,157	36,380	(147)	(506)	40,407
Net loss—2002	—	—	(8,254)	—	—	(8,254)
Change in value of interest rate swap	—	—	—	74	—	74

Total comprehensive income						(8,180)

Purchase of treasury stock	—	—	—	—	(469)	(469)

BALANCE, DECEMBER 31, 2002	$2,523	$2,157	$28,126	$(73)	$(975)	$31,758

See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,254)	$1,582	$2,882
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,954	2,772	3,038
Loss on disposal of discontinued operations	7,123	—	—
Loss on sale of subsidiary	1,036	—	—
Foreign exchange (gain)/loss	(500)	(53)	328
Loss on disposal of fixed assets	27	—	—
Changes in assets and liabilities, net of the effect of foreign currency translation:
Accounts receivable	1,092	2,499	(1,086)
Deferred taxes	(48)	27	(384)
Income taxes	(264)	135	(68)
Inventories	165	489	(1,943)
Prepaid expenses and other current assets	21	(1,131)	(446)
Other assets	(138)	45	(29)
Accounts payable and accrued expenses	908	(984)	(174)
Investment in subsidiary	(825)	—	—
Other	90	99	34

Net cash provided by operating activities	3,387	5,480	2,152

CASH FLOWS FROM INVESTING ACTIVITIES:
Net acquisitions of property, plant and equipment	(1,577)	(1,831)	(1,746)
Increase in timber and timberlands	(1,350)	(1,516)	(1,615)

Net cash used in investing activities	(2,927)	(3,347)	(3,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable	1,169	(1,905)	2,526
Payments of long-term debt	(148)	(69)	(210)
Principal payments under capital lease	(82)	(465)	(415)
Purchase of treasury stock	(469)	(506)	—

Net cash provided by (used in) financing activities	470	(2,945)	1,901

EFFECT OF EXCHANGE RATE CHANGES ON CASH	510	47	(321)

NET INCREASE (DECREASE) IN CASH	1,440	(765)	371
CASH, BEGINNING OF YEAR	573	1,338	967

CASH, END OF YEAR	$2,013	$573	$1,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$661	$895	$897

Income taxes	$1,101	$631	$2,199

Non-cash activities-debt incurred for the purchase of plantation land and equipment	$1,000	$370	$0

See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002

1.    NATURE OF OPERATIONS

        Baltek Corporation and subsidiaries (the "Company") is a multinational manufacturing and marketing company. The Company supplies structural core materials, principally balsa wood and balsa wood products, linear and cross-linked PVC foam and non-woven polyester mat for use in composite construction. The principal markets for the Company's core materials are in North America, Europe and the Far East.

        The balsa is produced in Ecuador, South America. The supply of raw materials has been without interruption for over 60 years. The identifiable assets located at various facilities in Ecuador are included in the Company's consolidated balance sheet and total approximately $21 million at December 31, 2002. Foam and mat products are purchased from outside vendors; the foam products are further processed by the Company for sale to customers.

2.    BASIS OF PRESENTATION

        As discussed in Note 3, the Company completed the sale of its Ecuadorian shrimp operations in February 2003, and has recorded a loss on disposal to reduce the assets underlying the shrimp operations to their fair value, less costs to sell. The assets and liabilities and financial results of these operations have been segregated and reported separately in the accompanying balance sheets and statements of operations. The operations of the former seafood segment, including the shrimp farming operations and seafood import business, have been reported as discontinued operations in the accompanying statements of operations. The financial results of the seafood import business have been included in the loss from discontinued operations in the accompanying consolidated statements of operations in order to present comparative information of continuing operations. For purposes of comparability, prior period amounts have been reclassified to conform with the current period presentation.

        The accompanying financial statement footnotes have been prepared based on the continuing operations of the Company, i.e., the core materials business. For purposes of comparability, prior period amounts have been reclassified to conform with the current period presentation

3.    DISCONTINUED OPERATIONS—SEAFOOD SEGMENT

        In June 2002, the Company announced its intention to sell its Ecuadorian shrimp operation, which it completed in February, 2003. The selling price of the shrimp business was $1.4 million, $250,000 payable in cash and $1,150,000, evidenced by a two-year note, payable in four equal semi-annual installments plus interest at 8%. At the purchaser's option, the purchase price would have been adjusted to $1.0 million if this amount was paid in cash within 15 days of the closing. The purchaser did not exercise this option. For the year ended December 31, 2002, the Company recorded a charge to earnings of approximately $7.1 million to reduce the assets underlying the shrimp operation to their fair value: $6 million of the charge was recorded in the second quarter, the balance of the charge was recorded in the fourth quarter. There was no direct tax benefit associated with the loss on disposal.

        A summary of the major balance sheet components of the operations offered for sale is as follows (amounts in thousands):

	December 31,
	2002	2001
Assets:
Fixed assets	$49	$7,401
Accounts receivable	0	1,115
Inventory	144	1,068
Other	57	402

	$250	$9,986

Liabilities:
Accounts payable and other	$0	$224

        Revenues of the seafood segment for the years ended December 31, 2002, 2001 and 2000 were approximately $2,292,000, $20,197,000 and $20,885,000, respectively.

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Cash and Cash Equivalents—Cash equivalents consist of short-term highly liquid investments with maturities of three months or less when purchased.

        Cash flows from the Company's operations in foreign countries are calculated based on their reporting currencies. As a result of this, amounts related to changes in assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree to changes in the corresponding balances on the consolidated balance sheets. The effect of exchange rate changes on cash balances held in foreign currencies is reported on a separate line below cash flows from financing activities.

        Inventories—Inventories are valued at the lower of cost or market. Cost is determined by use of the first-in, first-out (FIFO) method.

        Investments—All investments held by the Company are recorded as trading securities and included in other current assets.

        Property—Property, plant and equipment is stated at cost. Depreciation is provided for depreciable assets over their estimated useful lives using the straight-line method. In previous years, various accepted depreciation methods had been used. The effect of switching entirely to the straight-line method in 2001 on a prospective basis was insignificant. Leasehold improvements are amortized over their estimated useful lives, or the life of the lease, whichever is shorter.

        Income Taxes—Taxes on current income are provided by the Company and each subsidiary as prescribed by local tax laws. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

        Timber and Timberlands—Timberlands are carried at cost. Timber-deferred cultivation costs represent the cost of preparing, clearing and seeding the Company's balsa wood plantations. Amortization of deferred cultivation costs is based on units of production. Timber carrying costs, which include the regular maintenance and overseeing of timberlands, are expensed as incurred.

        Common Stock—Holders of the Company's common stock have full voting, dividend and liquidation preferences in the Company.

        Foreign Currency Translation—The financial statements of the Company's European and Japanese subsidiaries are remeasured into U.S. dollars, the Company's functional currency. The statements of the Ecuadorian and Uruguayan subsidiaries are maintained in U.S. dollars. Gains and losses resulting from foreign currency translation are included in the consolidated statements of operations.

        Financial Instruments—Derivative financial instruments are used by the Company to manage its interest rate and foreign currency exposure (see Note 15). Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (as amended), "Accounting for Derivative Instruments and Hedging Activities".

        Fair Value of Financial Instruments—At December 31, 2002 and 2001, the carrying value of cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximated their fair values. The carrying amount of notes payable and other debt obligations approximates fair value based on the nature and terms of the loans, including borrowing rates and other terms available to the Company for loans with similar terms and conditions.

        Foreign Currency Risk Management—The Company uses forward foreign currency exchange contracts to reduce currency exchange rate risk on firm commitment purchases denominated in foreign currencies. Gains or losses resulting from these contracts are deferred and are included in the purchase price of the materials. The maximum term of these contracts is less than two years. The Company does not intend to enter into derivative financial instruments for speculative purposes.

        Concentrations of Credit Risk—Baltek's core material products are sold to a number of markets, including boating, transportation, military and hobby. Baltek's products are sold throughout the United States, Canada, Europe, Japan and Australia to approximately 1,600 ultimate users. Credit risk related to Baltek's trade receivables is limited due to the large number of customers in differing industries and geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses to date have not been significant.

        The Company makes approximately 28% of its U.S. domestic and export and 78% of its European sales directly to the customer, with the remainder of sales handled through regional distributors in the United States and Europe. At December 31, 2002, the Company's two largest distributors accounted for approximately 41% of worldwide sales and 33% of accounts receivable. During 2002, sales to one direct customer accounted for 10.5% of consolidated sales and at December 31, 2002, 7% of accounts receivable. No customer accounted for more than 10% of consolidated sales in 2001 or 2000.

        Research and Development—Research and development costs are charged to expense as incurred. Research and development expenditures charged to operations were approximately $809,000, $665,000 and $565,000 in 2002, 2001 and 2000, respectively.

        Basic and Diluted Earnings per Common Share—Earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. The Company does not have any potentially dilutive instruments; therefore, the reporting of diluted earnings per share is not applicable.

        Revenue Recognition—Product revenues are recognized when title and risk of loss passes. For the majority of the Company's sales, this occurs when the products are shipped. Sales are reported net of discounts and allowances.

        Use of Estimates—The Company's financial statements include the use of estimates and assumptions which have been developed by management based on available facts and information. Actual results could differ from those estimates.

        New Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and is effective for the Company on January 1, 2003. Adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In September 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. This statement is effective for exit or disposal activities initiated on or after January 1, 2003. Adoption of this standard may impact the timing of recognition of costs associated with future exit and disposal activities, depending upon the nature of the actions initiated.

        In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. The interpretation provides guidance on the guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that the Company record a liability for the fair value of such guarantees in the balance sheet. Adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In December 2002, the FASB issued FASB Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the of the method used on reported results. This Statement has no impact on the Company's financial position or results of operations.

        In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for the Company in its third quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The Company is reviewing FIN No. 46 to determine its impact, if any, on future reporting periods, and does not currently anticipate any material accounting or disclosure requirement under the provisions of the interpretation.

5.    INVENTORIES

        Inventories are summarized as follows (amounts in thousands):

	2002	2001
Raw materials	$7,025	$8,901
Work-in-process	5,563	4,009
Finished goods	7,035	5,955

Inventories	$19,623	$18,865

6.    PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment is comprised of the following (amounts in thousands):

	Estimated Useful Lives	2002	2001
Land		$129	$125
Buildings and improvements	20 years	1,965	2,242
Machinery and equipment	5-10 years	13,295	14,248
Leasehold improvements		1,288	1,323
Assets under capital lease		0	2,499
Construction-in-progress		208	56

Total		16,885	20,493
Less accumulated depreciation and amortization		11,218	14,764

Property, plant and equipment -net		$5,667	$5,729

        In connection with the sale of an Ecuadorian subsidiary (see Note 11), certain assets were sold between Ecuadorian subsidiaries at their net book value.

7.    TIMBER AND TIMBERLANDS

        Timber and Timberlands are comprised of the following (amounts in thousands):

	2002	2001
Timberlands	$6,180	$4,967
Timber-deferred cultivation costs	4,988	4,996

Timber and Timberlands	$11,168	$9,963

        Amortization of deferred cultivation costs was approximately $1,145,000, $626,000 and $742,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

8.    NOTES PAYABLE

        Notes payable under various agreements consist of the following (amounts in thousands):

	2002	2001
U.S. bank loan	$8,869	$6,700
Ecuadorian bank loans, payable in U.S. dollars, due within one year from the origination date, with interest rates between 8.0% and 11.25% in 2002 and 10.25% and 10.5% in 2001	1,000	2,000

Notes payable	$9,869	$8,700

        In September 2002, the Company revised the terms of its domestic line of credit and signed a new term loan agreement (see Note 9). The amount of the line was reduced from $16.5 million to $12.5 million. All other terms and conditions remained the same. Borrowings under the line are secured by the Company's domestic accounts receivable and inventory. The amount of eligible borrowings is based on a formula of eligible accounts receivable and eligible inventory. The agreement contains two financial covenants (net worth and debt service requirements), as well as non-financial affirmative and negative covenants, and limits the amount of dividends the Company may declare. The Company is also required to pay a commitment fee on the unused portion of its credit line on a quarterly basis. At the Company's option, all or a portion of the amounts outstanding may be tied to the prime rate less 3/4% (3.50% and 4.00% at December 31, 2002 and 2001, respectively), or LIBOR plus 1.50% (3.24% and 3.64% at December 31, 2002 and 2001, respectively). The Company was in default of the financial covenants at December 31, 2002, but received a waiver from the bank. The financial covenant terms of the loan agreement were also amended effective in 2003; the Company expects to be in compliance with the revised terms.

        At December 31, 2002, the Company had a line of credit available under Ecuadorian borrowing arrangements. This line of credit had been secured by assets of the shrimp business, as well as a negative pledge against certain machinery of the balsa business. In connection with the sale of the shrimp farms in 2003, the Company obtained a release from the bank removing the shrimp assets as collateral; the line of credit is being renegotiated by the Company but is still in effect under an informal agreement.

        Additionally, at December 31, 2002, under European borrowing arrangements, the Company had lines of credit amounting to approximately $1,102,000, and foreign exchange facilities totaling approximately $960,000. These borrowing arrangements were unused as of December 31, 2002.

        The weighted average interest rate on borrowings outstanding at December 31, 2002, 2001 and 2000 was approximately 3.96%, 5.2% and 10.1%, respectively.

9.    LONG-TERM DEBT

        Long-term debt consists of the following (amounts in thousands):

	2002	2001
Land term loan	$967	$—
Equipment term loan	278	352
Notes with interest rates between 4.0% and 6.4%, due at various dates through 2004	56	63

	1,301	415
Less current portion	(301)	(113)

Long-term debt	$1,000	$302

        During 2002, the Company entered into a $1 million term loan to purchase plantation land in Ecuador. The land term loan is repayable in 60 equal monthly principal installments of approximately $16,666 and matures in November, 2007. The loan bears interest at LIBOR plus two percent (3.83% at December 31, 2002). The loan is secured by the domestic fixed assets of the Company.

        The equipment term loan is repayable in 60 equal monthly principal installments of approximately $6,166 and matures in September, 2006. The loan bears interest at LIBOR plus 1.75% (3.54% and 3.83% at December 31, 2002 and 2001, respectively). The loan is secured by the underlying equipment.

        The aggregate maturities of long-term debt at December 31, 2002 are as follows (amounts in thousands):

2003	$301
2004	291
2005	283
2006	260
2007	166

$1,301

10.  INCOME TAXES

        Income before income taxes from continuing operations is comprised of (amounts in thousands):

	2002	2001	2000
Domestic	$1,016	$3,323	$6,166
Foreign	226	1,222	506

Total	$1,242	$4,545	$6,672

        The provision for income tax from continuing operations consists of the following (amounts in thousands):

	2002	2001	2000
Federal:
Current	$204	$850	$2,300
Deferred	133	23	(327)
State:
Current	39	37	288
Deferred	(94)	4	(57)
Foreign:
Current	453	536	264
Deferred	(87)	—	—

Total	$648	$1,450	$2,468

        The reconciliation between the Company's effective tax rate and the statutory Federal tax rate is as follows:

	2002	2001	2000
Statutory Federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
Foreign income—effect of rates differing from statutory rates, effect of nontaxable exchange gains and losses and foreign losses producing no current benefit	8.7	(4.1)	1.8
State taxes, net of Federal income tax benefit	(2.8)	1.2	3.3
Change in valuation allowance—foreign tax credits	15.1	0.0	0.0
Other—net	(3.8)	(0.2)	(3.1)

Effective tax rate	52.2%	31.9%	37.0%

        Significant components of the Company's deferred tax assets and liabilities are as follows (amounts in thousands):

	2002	2001
Current assets (liabilities):
Inventory capitalization	$256	$270
Unexpired insurance	(289)	(251)
Reserve amounts not currently deductible	176	166
Other—net	29	15

Total current asset, net	$172	$200

Noncurrent assets:
Capital lease	$—	$16
Deferred compensation	534	399
Other	177	120
Foreign tax credits	187	187
Foreign tax loss carryforwards	—	554
Less valuation allowance	(187)	(554)

Total noncurrent asset, net	$711	$722

        As of December 31, 2001 the Company had a full valuation allowance recorded against its foreign tax loss carryforwards related to certain foreign subsidiaries. A significant portion of these carryforward losses either expired in 2002 or related to Ecuadorian entities sold in 2003 (see Notes 2 and 3). The remaining carryforwards are not material. The Company established a valuation allowance in 2002 against foreign tax credits it believes will not be realized.

        The total current and noncurrent amounts presented above are included in other assets (current and noncurrent) in the consolidated balance sheets.

        The Company has not accrued Federal income taxes on the equity in the undistributed earnings of its foreign subsidiaries, which amounted to approximately $7,511,000 at December 31, 2002, because such earnings are permanently reinvested. It is not practicable to estimate the tax liability that might arise if these earnings were remitted.

11.  SALE OF SUBSIDIARY

        Loss on sale of subsidiary of $1,036,000 was a result of the sale of an Ecuadorian subsidiary in the fourth quarter. The sale was part of a reorganization of the Company's legal entities. The cash proceeds from the sale were immaterial.

12.  EMPLOYEE BENEFIT PLANS

        The Company has a profit-sharing plan under which an annual contribution may be paid from accumulated profits at the discretion of the Board of Directors for the benefit of eligible employees upon their retirement. Contributions to this plan by the Company amounted to approximately $181,000, $179,000 and $417,000 in 2002, 2001 and 2000, respectively. Additionally, the plan allows for all participants to defer between 1% and 25% of their salary. Amounts deferred are paid to the trustee of the plan. The plan does not match employee contributions.

        The Company adopted a non-qualified deferred compensation plan for the benefit of certain eligible employees. The plan is not an employee pension benefit plan as defined by Section 3(2) of the Employment Retirement Income Security Act of 1974 ("ERISA"), and is not qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, employee contributions are not protected against risk of loss to the Company. Due to the fact that this is a non-qualified plan, the value of the plan assets are maintained on the Company's consolidated balance sheet along with a liability to the plan participants. The Company does not contribute into the plan.

        The non-qualified deferred compensation plan does not fall under the scope of either APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), or FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123), as both of these standards provide guidance for employers compensating their employees by the employer company issuing its own equity instruments.

        The plan allows participants to defer up to 100% of their compensation. The plan grants discounted options on mutual fund shares to employees; the discount is equal to the amount of compensation deferred by the employee. The Company records an asset based on the fair market value of the plan investments and a liability for the net amount available to the employee upon exercise of the stock option. Under certain circumstances, differences can arise between the value of plan assets and the liability to plan participants; any excess of the plan assets compared to the liability is recorded as other income. The value of plan assets and liabilities recorded in the Company's consolidated balance sheet at December 31, 2002 was $949,000 and $776,000, respectively. At December 31, 2001 and 2000, plan assets equaled plan liabilities and were $914,000 and $650,000, respectively.

        Certain employees of the Company's Ecuadorian subsidiary companies are covered by termination and retirement plans incorporated under statutory requirements of labor laws and collective bargaining agreements. Included in the accompanying consolidated balance sheets are union employee termination benefits which approximate unpaid vested benefits under such plans. The amount of benefits to be received by an employee is established by the collective bargaining agreements and is based on length of service and compensation. Provisions of approximately $118,000, $102,000 and $22,000 were charged to operations during 2002, 2001 and 2000, respectively. The Company's Ecuadorian and European subsidiary companies are subject to statutory retirement laws that require benefits to be paid by the Company to employees upon their retirement under certain conditions. The Company recorded provisions of approximately $483,000, $110,000 and $36,000, respectively, in 2002, 2001 and 2000 for the estimated benefits payable at retirement.

        The Company participates in a multiemployer pension plan for the union employees at the Northvale, New Jersey facility. Provisions of approximately $145,000, $152,000 and $174,000 were charged to operations during 2002, 2001 and 2000, respectively.

13.  LEASES

        The Company leases its primary U.S. manufacturing and office facilities in Northvale, New Jersey under two long-term lease agreements that expire in 2010. The leases both provide that the Company pay all real estate taxes, maintenance and insurance relating to the facilities. The leases also contain renewal options and one lease contains a purchase option subject to certain terms and conditions, and the other lease grants the Company a right of first refusal if the building owners receive a bona fide offer to purchase the building.

        The Company also has operating lease agreements for warehouse and office space in the United States and Europe. The longest lease obligation extends to 2015. Certain leases contain renewal options and generally require the Company to pay other facility-related costs such as taxes, maintenance and insurance. Rent expense under these operating leases amounted to $1,297,000, $814,000 and $622,000 in 2002, 2001 and 2000, respectively.

        Future minimum lease payment obligations as of December 31, 2002 are as follows (amounts in thousands):

Year	Operating Leases
2003	$1,290
2004	1,203
2005	1,156
2006	1,174
2007	1,177
Thereafter	2,750

$8,750

14.  GEOGRAPHIC INFORMATION

        Information pertaining to the Company's operations in different geographic areas is as follows:

	2002	2001	2000
	(In thousands)
Net sales to unaffiliated customers
United States—domestic	$41,048	$38,551	$49,071
United States—export	4,239	4,746	4,025
Ecuador	24	37	33
Europe	17,318	14,537	10,046

Total net sales	$62,629	$57,871	$63,175

Identifiable assets (excluding assets offered for sale)
United States	$21,955	$21,044	$18,585
Ecuador	20,647	18,382	15,513
Europe	6,673	6,225	4,978
Japan, Uruguay	122	145	49

Total identifiable assets	$49,397	$45,796	$39,125

15.  FINANCIAL INSTRUMENTS

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133 (collectively "SFAS 133"). SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value and establishes criteria for designation and effectiveness of hedging relationships. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. Adoption of the new accounting standards resulted in an after-tax reduction in OCI of approximately $16,000.

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

        The Company purchases certain raw materials in currencies other than the U.S. dollar. To reduce currency exchange risk on these firm purchase commitments, the Company usually enters into foreign currency forward contracts. The forward contracts are designated as fair value hedges of the firm commitments and do not extend beyond 24 months. The gains and losses on those derivative instruments are reported in cost of products sold and largely offset gains and losses on the purchase commitments. At December 31, 2002 the Company did not have any contracts outstanding.

        The Company utilizes interest rate swaps to hedge the Company's exposure to movement in interest rates. At December 31, 2002, the Company had a two-year interest rate swap, that had a fair value of approximately $73,000, that converted $4 million of outstanding borrowings from a floating to a fixed rate. The swap resulted in a fixed rate of 6.50%. The swap expires on June 1, 2003. The interest rate swap is designated as a cash flow hedge of the variability of the forecasted interest payments. The effective portion of the change in fair value of the interest rate swap was recorded in OCI. The ineffectiveness relating to the hedge was not material. Amounts accumulated in OCI are reclassified into earnings when interest expense on the borrowings is recorded. The entire amount recorded to accumulated OCI is expected to be reclassified to interest expense during the next twelve months.

16.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

        The following is a summary of quarterly financial data for the years ended December 31, 2002 and 2001 (dollars in thousands, except per share amounts):

	1st	2nd	3rd	4th
2002
Net sales	$15,192	$16,561	$14,895	$15,981
Operating income/(loss)	1,326	1,033	899	(2,045)
Net income/(loss) from continuing operations	760	779	612	(1,557)
Basic and diluted earnings per common share from continuing operations	$0.32	$0.33	$0.26	$(0.66)
2001
Net sales	$14,828	$15,400	$14,207	$13,436
Operating income	1,395	1,193	1,398	1,348
Net income from continuing operations	755	527	863	950
Basic and diluted earnings per common share from continuing operations	$0.31	$0.22	$0.35	$0.37

        Additional information with respect to the Company's fourth quarter results is described Notes 2, 3, and 11.

17.  COMMITMENTS

        In March 2001, the Company entered into an agreement with Jacques, Jean and Bernard Kohn, all stockholders of the Company. The agreement requires the Company to purchase, in five equal installments, the common stock held by Bernard Kohn. The purchases are subject to the determination by the Board of Directors that the Company has sufficient available capital. If the Company cannot consummate the purchase, or cause a third party to consummate the purchase, the installments are deferred. In the event any installments are deferred, Bernard Kohn has the right to sell the deferred shares in the open market. Purchase of the stock by a third party does not relieve the Company from its obligation for future purchases under the agreement.

        Pursuant to the agreement, the Company completed three purchases, each for 66,439 shares, for approximately $506,000 in March 2001, $469,000 in January 2002 and $546,000 in January, 2003. The purchase price of the shares for all installments is based on the average closing prices for the stock for the 20-day period prior to the purchase date specified in the agreement.

        The Kohn individuals have agreed to vote their shares as a single unit during the term of the agreement. The agreement also terminated a voting trust that existed among the Kohn shareholders.

18.  SUBSEQUENT EVENTS

        In March 2003, Baltek Corporation entered into a merger agreement with a subsidiary of Alcan Inc. After the merger, Baltek will become a wholly-owned subsidiary of Alcan Inc. An independent committee of the Board of Directors unanimously recommended the merger, and the Board of Directors unanimously approved the merger and the merger agreement. Jacques Kohn and other members of the Kohn family, who own 46% of the outstanding common stock of Baltek, have signed an undertaking to vote their shares in favor of the transaction.

        Under the merger agreement, Baltek shareholders will receive approximately $15.17 in cash for each share of Baltek common stock. This reflects a premium of approximately 77% based on the 20-day average trading prices prior to the date of the signing of the merger agreement. The Baltek shareholders will receive approximately $35,250,000 in cash.

        The transaction is expected to close in the quarter ending June 30, 2003, but is subject to a number of conditions, including, among other things, approval of the merger agreement by the Company's stockholders.

        As discussed in Note 3, in February 2003, the Company completed the sale of its shrimp business.

******

Schedule II

BALTEK CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002

Dollars in thousands

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
YEAR ENDED DECEMBER 31, 2002:
Allowance for doubtful accounts receivable	$213	$47	$—	$260

Inventory	$200	$126	$—	$326

YEAR ENDED DECEMBER 31, 2001:
Allowance for doubtful accounts receivable	$242		$$29	$213

Inventory	$250	$—	$50	$200

YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts receivable	$173	$98	$29	$242

Inventory	$150	$100	$—	$250

Note:
The historical data provided has been restated to reflect only the continuing operations of the Company. See Note 2 to the Notes to Consolidated Financial Statements for additional information.

EXHIBIT INDEX

Exhibit Number	Description
3.2	Articles of Incorporation (By-laws), filed as Exhibit 3.2 to Registration Statement on Form S-1(Reg. No. 2-44764) is incorporated herein by reference.
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
10.1.5
Third Amendment to Revolving Loan and Security Agreement dated September 28, 2001 between Baltek Corporation and Crustacea Corporation, collectively, as Borrower, and Fleet National Bank, as Lender incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2001).
10.1.6
Fourth Amendment to Revolving Loan and Security Agreement dated September 28, 2001 between Baltek Corporation and Crustacea Corporation, collectively, as Borrower, and Fleet National Bank, as Lender (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002).
10.1.7
Fifth Amendment to Revolving Loan and Security Agreement dated September 30, 2002 between Baltek Corporation and Crustacea Corporation, collectively, as Borrower, and Fleet National Bank, as Lender (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002).
10.1.8
Third Substitute Revolving Credit Note dated September 30, 2002 between Baltek Corporation and Crustacea Corporation, collectively, as Borrower, and Fleet National Bank, as Lender (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002).
10.1.9
Term Note dated September 30, 2002 between Baltek Corporation and Crustacea Corporation, collectively, as Borrower, and Fleet National Bank, as Lender (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002).
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
10.8	Executive Employment Agreement dated May 1, 2001 between the Company and Antonio L. Diaz (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2001).
10.9
Executive Employment Agreement dated January 1, 2002 between the Company and Harold Gutmann (incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2001).
10.10
Sales agreement dated December 11, 2002 between the Company and Dr Récher Vivanco Cordova and Luz Sierra Vivanco (incorporated by reference to the Company's Form 8-K dated December 11, 2002, as amended on February 27 and March 4, 2003).
10.11
Addendum to Agreement for Sale among the Company and Dr. Récher Vivanco Cordova and Ms. Luz Sierra Vivanco, dated January 31, 2003 (incorporated by reference to the Company's Form 8-K dated December 11, 2002, as amended on February 27 and March 4, 2003).
10.12
Closing Agreement between the Company and Conlorance Investments Inc. dated as of February 17, 2003 (incorporated by reference to the Company's Form 8-K dated December 11, 2002, as amended on February 27 and March 4, 2003).
10.13
Open Mortgage Agreement between Marines C.A. and Recorcholis S.A. and Dr. Récher Vivanco Cordova and Ms. Luz Sierra Vivanco (incorporated by reference to the Company's Form 8-K dated December 11, 2002, as amended on February 27 and March 4, 2003).
10.14
Transfer of Mortgage Rights and Substitution of Creditor Agreement between Conlorance Investments Inc, Balmanta S.A and Marines C.A. (incorporated by reference to the Company's Form 8-K dated December 11, 2002, as amended on February 27 and March 4, 2003).
21	Subsidiaries*
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE None
PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  Item 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
Compensation of Directors
Employment Agreements
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
BENEFICIAL OWNERSHIP(1)
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. CONTROLS AND PROCEDURES
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
Certification
Certification
BALTEK CORPORATION AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE AS OF DECEMBER 31, 2002 AND 2001 AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002
BALTEK CORPORATION AND SUBSIDIARIES
INDEPENDENT AUDITORS' REPORT
BALTEK CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
BALTEK CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except per share data)
BALTEK CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Dollars in thousands, except per share data)
BALTEK CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
BALTEK CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002
  Schedule II
BALTEK CORPORATION AND SUBSIDIARIES FINANCIAL STATEMENT SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002 Dollars in thousands
EXHIBIT INDEX