Form 10-Q
period 2003-03-31
BALTEK CORP
filed 2003-05-15
CIK 9442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from To

Commission file number 2-44764

BALTEK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2646117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Fairway Court, P.O. Box 195, Northvale, NJ 07647
(Address of principal executive offices) (Zip Code)

(201) 767-1400
(Registrant’s telephone number, including area code)

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

Yes    ☒                                       No    ☐

Common shares of stock outstanding as of May 9, 2003: 2,323,944 shares

BALTEK CORPORATION AND SUBSIDIARIES

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Thousands, except per share data)

	March 31, 2003	December 31, 2002

ASSETS
Current Assets:
Cash	$1,655	$2,013
Accounts receivable, net	6,313	6,743
Inventories	19,226	19,623
Prepaid expenses	704	782
Other	3,180	2,488
Assets of discontinued operations offered for sale (Note 3)	—	250

Total current assets	31,078	31,899

Property, plant and equipment, net	5,619	5,667
Timber and timberlands	11,251	11,168
Other assets	911	913

Total Assets	$48,859	$49,647

LIABILITIES
Current Liabilities:
Notes payable	$10,000	$9,869
Accounts payable	2,510	2,423
Accrued salaries, wages and bonuses payable	1,330	1,517
Accrued expenses and other liabilities	2,528	2,479
Current portion of long term debt	300	301
Total current liabilities	16,668	16,589

Long-term debt	925	1,000
Union employee termination benefits	339	300

Total Liabilities	17,932	17,889

STOCKHOLDERS’ EQUITY

Preferred stock, $1.00 par; 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par; 10,000,000 shares authorized, 2,523,261 issued	2,523	2,523
Additional paid-in capital	2,157	2,157
Retained earnings	27,796	28,126
Accumulated other comprehensive loss	(27)	(73)
Treasury stock, at cost: 199,317 and 132,878 shares at March 31, 2003 and December 31, 2002, respectively	(1,522)	(975)

Total Stockholders’ Equity	30,927	31,758

Total Liabilities and Stockholders’ Equity	$48,859	$49,647

See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2003	2002

Net sales	$16,699	$15,192
Cost of products sold	12,310	10,150
Selling, general and administrative expense	4,790	3,716
Operating (loss) income	(401)	1,326
Other Income (Expense):
Interest expense	(187)	(162)

Foreign exchange gain (loss)	227	(46)

Other, net	(35)	2
Total	5	(206)
(Loss) income from continuing operations before income tax	(396)	1,120

Income tax (benefit) provision	(66)	359

(Loss) income from continuing operations	(330)	761

Discontinued Operations (Note 3) :
Loss from operations of discontinued seafood segment	—	(405)
Income tax benefit	—	(130)
Loss on discontinued operations	—	(275)
Net (loss) income	$(330)	$486

Basic and diluted (loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.14)	$0.31

Loss from discontinued operations	0.00	(0.11)

Net (loss) earnings	$(0.14)	$0.20

Average shares outstanding	2,328,373	2,391,859

See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(330)	$486
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	549	740
Foreign exchange (loss) gain	(227)	46
Changes in assets and liabilities, net of the effect of foreign currency translation:
Accounts receivable	434	(124)
Income taxes	(223)	128
Inventories	397	468
Prepaid expenses and other current assets	(388)	377
Other assets	(18)	(10)
Accounts payable and accrued expenses	(23)	(361)
Other	39	14

Net cash provided by operating activities	210	1,764

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of shrimp operations	250	—
Net acquisitions of property, plant and equipment	(235)	(524)
Increase in timber and timberlands	(348)	(295)

Net cash used in investing activities	(333)	(819)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in notes payable, net	131	300
Payments of long-term debt	(76)	(29)
Principal payments under capital lease	—	(82)
Purchase of treasury stock	(547)	(470)

Net cash used in financing activities	(492)	(281)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	257	(31)

NET (DECREASE) INCREASE IN CASH	(358)	633

CASH, BEGINNING OF PERIOD	2,013	573

CASH, END OF PERIOD	$1,655	$1,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$163	$105

Income taxes	$52	$76

See notes to consolidated financial statements.

BALTEK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required for complete financial statements.  In the opinion of management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented, have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.  The accompanying consolidated financial statements should be read in conjunction with the accounting policies and notes to consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K.

As discussed in Note 3, the Company completed the sale of its shrimp operations in Ecuador in February 2003.  At December 31, 2002, the Company recorded a loss on disposal to reduce the assets underlying the shrimp operations to their fair value, less costs to sell.  The assets and liabilities of these operations were segregated and reported separately in the accompanying December 31, 2002 balance sheet.  The operations of the seafood segment, including the seafood import business which was terminated in 2001, were reported as discontinued operations in the accompanying 2002 statement of operations.  The financial results of the seafood import business have been included in the loss from discontinued operations in the accompanying consolidated statements of operations for the three month period ended March 31, 2002 in order to present comparative information of continuing operations.  For purposes of comparability, prior period amounts have been reclassified to conform with the current period presentation.

2.                   INVENTORIES

Inventories are summarized as follows (amounts in thousands):

	March 31, 2003	December 31, 2002

Raw materials	$6,296	$7,025
Work-in-process	6,075	5,563
Finished goods	6,855	7,035

	$19,226	$19,623

3.                   DISCONTINUED OPERATIONS — SEAFOOD SEGMENT

The Company completed the sale of its shrimp operation in Ecuador in February 2003.  As of December 31, 2002 the Company reduced the assets underlying the shrimp operation to their fair value and recorded a loss on disposal of the shrimp operations of $7,123,000; $6,000,000 of this charge was recorded in the second quarter of 2002 when the Company announced its intention to sell the shrimp operations.  The balance of the charge was recorded in the fourth quarter of 2002.  There were no direct tax benefits associated with the loss on disposal.

  At March 31, 2003, the Company had a line of credit available under Ecuadorian borrowing arrangements.  This line of credit had been secured by assets of the shrimp business, as well as a negative pledge against certain machinery of the balsa business.  In connection with the sale of the shrimp farms, the Company obtained a release from the bank removing the shrimp assets as collateral; the line of credit is being renegotiated by the Company but is still in effect under an informal agreement.

A summary of the major balance sheet components of the operations offered for sale at December 31, 2002 is as follows (amounts in thousands):

Assets:
Fixed assets	$49
Accounts receivable	—
Inventory	144
Other	57
$250

Revenues of the seafood segment for the three months ended March 31, 2002 were approximately $890,000.

4.                   DEBT

  At March 31, 2003, the Company was in technical default of the two financial covenant terms contained in its domestic line of credit.  In May 2003, the Company received a waiver from the bank effective March 31, 2003.  The Company expects to be in compliance with the financial covenants in the loan agreement for the remainder of 2003.

5.                   COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the three months ended March 31, 2003 and 2002 was as follows (amounts in thousands):

	Three Months Ended March, 31,
	2003	2002

Net (loss) income	$(330)	$486
Other comprehensive income (loss):
Change in fair value of interest rate swap	46	42
Total comprehensive (loss) income	$(284)	$528

6.                   RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  With certain exceptions, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  Management does not believe adoption of this standard will have a material impact on the Company’s financial position or results of operations.

7.                   PROPOSAL ACQUISITION BY ALCAN INC.

In March 2003, Baltek Corporation entered into a merger agreement with a subsidiary of Alcan Inc. After the merger, Baltek will become a wholly-owned subsidiary of Alcan Inc. An independent committee of the Board of Directors unanimously recommended the merger, and the Board of Directors unanimously approved the merger and the merger agreement. Jacques Kohn and other members of the Kohn family, who own approximately 46% of the outstanding common stock of Baltek, have signed an undertaking to vote their shares in favor of the transaction.

Under the terms of the merger agreement, Baltek shareholders will receive $15.17 in cash for each share of Baltek common stock exchanged after the closing. This price reflects a premium of approximately 77% based on the 20-day average trading prices prior to the date of the signing of the merger agreement. Baltek shareholders are expected to receive an aggregate amount of $35,254,231 in cash.

The transaction is expected to close in the quarter ending June 30, 2003, but is subject to a number of conditions, including, among other things, approval of the merger agreement by the stockholders.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PROPOSED ACQUISITION BY ALCAN INC.

In March 2003, Baltek Corporation entered into a merger agreement with a subsidiary of Alcan Inc.  After the merger, Baltek will become a wholly-owned subsidiary of Alcan Inc.  An independent committee of the Board of Directors unanimously recommended the merger, and the Board of Directors unanimously approved the merger and the merger agreement.  Jacques Kohn and other members of the Kohn family, who own approximately 46% of the outstanding common stock of Baltek, have signed an undertaking to vote their shares in favor of the transaction.

Under the terms of the merger agreement, Baltek shareholders will receive $15.17 in cash for each share of Baltek common stock exchanged after the closing.  This price reflects a premium of approximately 77% based on the 20-day average trading prices prior to the date of the signing of the merger agreement.  Baltek shareholders are expected to receive an aggregate amount of $35,254,231 in cash.

The transaction is expected to close in the quarter ending June 30, 2003, but is subject to a number of conditions, including, among other things, approval of the merger agreement by the stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of these statements requires management to make certain estimates and judgments that affect our financial position and results of operations.  A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2002 Annual Report on Form 10-K filed in April, 2003.  There have been no material changes in our policies or estimates since December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity historically have been, and are expected to continue to be, cash flow generated from operations and available borrowings under short-term lines of credit. The Company’s domestic line of credit provides for borrowings up to $12.5 million, subject to an adequate receivables and inventory borrowing base.  The Company was in technical default of the financial covenants at March 31, 2003, but received a waiver from the bank.  The Company also continues to have a line of credit in Ecuador, which prior to the sale of the seafood segment was $4,000,000.  This line of credit had been secured by assets of the shrimp business as well as a negative pledge against certain machinery of the balsa business.  In connection with the sale of the shrimp farms in 2003, the Company obtained a release from the bank removing the shrimp assets as collateral; the line of credit is being renegotiated by the Company but is still in effect under an informal agreement.  In addition, there are lines of credit in Europe totaling approximately $1.0 million.  Average borrowing requirements were higher in the first quarter of 2003 compared to the same period in 2002 and are expected to be higher for all of 2003 due to increased working capital requirements, especially inventories in Europe and Ecuador.

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

The Company continues to invest in capital expenditures in its core materials business that position Baltek for long-term growth.  The Company’s plant and equipment expenditures are intended to increase plant capacity, improve productivity and reduce costs, and give Baltek the capability to manufacture new products.  Future capital expenditures, including those for machinery and equipment and plantation lands, are expected to be funded by a combination of cash generated from operations and outside financing, if available.  The Company has no material commitments for capital expenditures.

The Company had working capital of approximately $14.4 million and $15.3 million at March 31, 2003 and December 31, 2002, respectively.  Working capital decreased, reflecting changes in inventories in Europe and Ecuador and lower accounts receivable, partly offset by higher borrowings and increased accrued expenses.  The Company believes that future cash flow from operations and funds available under its existing domestic and foreign credit facilities will provide sufficient resources to meet the Company’s needs in 2003.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Until 2002, the Company operated in two lines of business, supplying core materials and the seafood industry.  During 2002, the Company announced its intention to sell its shrimp operations in Ecuador.  The sale of these operations was completed in February, 2003.  The operations of the shrimp business in Ecuador, along with the seafood import business terminated by the Company in 2001, comprised the seafood segment.  This segment has been reported by the Company as discontinued operations.  The following information relates to the continuing operations of the Company: its core materials business.  See Notes 1 and 3 to the consolidated financial statements for additional information.

Core material sales were $16,699,000 and $15,192,000 for the three months ended March 31, 2003 and 2002, respectively.  Sales were higher in the first quarter of 2003 compared to the first quarter of 2002 in both the U.S. and Europe.  Generally, domestic sales were higher to the Company’s industrial customers, including those in the marine industry and manufacturers of windmill blades.  The increase in sales in Europe was due to higher sales to the marine industry, partially offset by a decrease in sales to manufacturers of windmill blades.

Many of the Company’s end user markets, including boating, are highly cyclical in nature and economic conditions affect demand for our customers’ products (the Company is a raw material supplier to original equipment manufacturers and sub-tier suppliers engaged in the fabrication of composite components and assemblies).  Demand within those industries is dependent upon, among other factors, discretionary income, inflation, interest rates and consumer confidence.  Fluctuating interest rates and other changes in economic conditions make it difficult to forecast short or long range trends.

The Company’s gross profit margin as a percent of sales was 26.3% and 33.2%, for the quarters ended March 31, 2003 and 2002, respectively.  The Company’s gross margin for the year ended December 31, 2002 was 29.1%.  The gross margin decreased in 2003 due to a combination of an increase in customer discounts to meet competitive conditions, the mix of customer sales and higher operating costs in Ecuador and the U.S.  The Company’s costs in Ecuador have increased significantly since Ecuador adopted the U.S. dollar as its functional currency in September, 2000 and this trend is expected to continue in 2003.  The Company is reviewing all areas of costs in Ecuador for potential savings.  The gross margin in the first quarter of 2002 was impacted by temporary expiration of the Andean Trade Preference Act (“ATPA”).  In December 2001, the ATPA expired and, as a result, products exported from Ecuador, Bolivia, Columbia and Peru were not duty free.  During the first six months of 2002, the Company paid duty on exports from Ecuador, which reduced the gross margin by approximately 1%.  On August 6, 2002 President Bush signed the Trade Act of 2002 (the “Act”).  The Act provided for the renewal of the Andean Trade Preference Act through December 31, 2006.  In addition to providing for duty free treatment of balsa exported from Ecuador, the Act also provided that any duty paid between December 4, 2001 and August 6, 2002 would be refunded.  The Company recorded the refund due in its third quarter 2002 financial statements.

Selling, general and administrative expenses (“SG&A”) were $4,790,000, or 29% of sales for the three months ended March 31, 2003, compared to $3,716,000 (24% of sales) for the same period in 2002.  The increase in SG&A was primarily due to an increase in sales compensation in Europe and the U.S., retirement costs and legal, accounting and other costs related to the proposed merger with Alcan.

Interest expense increased in the first quarter of 2003 as compared to 2002, from $162,000 to $187,000.  Because of increased working capital requirements in Europe and Ecuador, the Company increased its borrowings in Ecuador during the first quarter of 2003.  Interest rates on dollar denominated loans in Ecuador in 2003 were significantly higher than rates available to the Company in the U.S.  Average borrowings were higher in the first quarter of 2003 compared to 2002; interest rates in the U.S. were slightly lower and were slightly higher in Ecuador.  The level of borrowing in all periods is related to the Company’s working capital needs and cash flows generated from operations.

The Company had a foreign exchange gain of $227,000 and a loss of $46,000 for the three month periods ended March 31, 2003 and 2002, respectively.  Remeasurement gains and losses are mainly caused by the relationship of the U.S. dollar to the foreign currencies in the countries where the Company operates, and arise when remeasuring foreign currency balance sheets into U.S. dollars.  The Company utilizes foreign exchange contracts to hedge certain inventory purchases and may also employ certain strategies whose objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes.  The Company has not and does not intend to enter into foreign currency transactions for speculative purposes.  Management is unable to forecast the impact of remeasurement gains or losses on future periods due to the unpredictability in the fluctuation of foreign exchange.

The provision for income taxes was at the rate of 32% of pretax earnings for the quarter ended March 31, 2002.  The benefit for taxes for the quarter ended March 31, 2003 was approximately 17% of the pretax loss; the rate was determined based on the income or loss in the various geographic areas the Company files tax returns and the expected tax provision or benefit in each area.

Sales and expenses were affected in all three years by the different exchange rates applied in remeasuring the books of accounts of the Company’s foreign subsidiaries.

Discontinued Operations

The Company completed the sale of its shrimp operations in Ecuador in February 2003.  For the year ended December 31, 2002, the Company recorded a charge to earnings of approximately $7,123,000 million to reduce the assets underlying the shrimp operation to their fair value.  There were no direct tax benefits associated with the loss on disposal.

New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  With certain exceptions, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  Management does not believe adoption of this standard will have a material impact on our financial position or results of operations.

Forward Looking Statements - Cautionary Factors

Certain statements in this quarterly report on Form 10-Q, the Annual Report on Form 10-K, the Company’s press releases or in reports to stockholders constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements relate to, among other things, industries in which the Company operates, the U.S. and global economies, earnings, cash flow and operating performance and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “should,” “forecast,” “believe,” “management is of the opinion” and similar words or phrases.  Forward-looking statements are subject to inherent uncertainties and risks, including among others: environmental factors affecting yields at the Company’s balsa plantations; increasing price and product/service competition by domestic and foreign competitors; fluctuations in the cost and availability of raw materials; economic and political conditions in Ecuador; general industry trends and growth rates, including the continued advancement in composite materials technology and its acceptance as an alternative to conventional methods of construction; and economic conditions as they affect demand for our customers’ products (the Company is a raw material supplier to original equipment manufacturers and sub-tier suppliers engaged in the fabrication of composite components and assemblies).  In addition, such statements could be affected by general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations.  The list of factors presented here should not be considered to be a complete list of all potential risks and uncertainties.  Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

If the merger with Alcan is not completed for any reason, the Company may be subject to a number of material risks, including the following:

•                    if the merger agreement is terminated under circumstances related to the receipt of a superior acquisition proposal or the failure to obtain a stockholder vote approving the merger, the Company must pay a termination fee of $1.2 million to Alcan; and

•                  if the merger is not completed, the Company must pay certain expenses related to the merger, including substantial legal, accounting and financial advisory fees. This could affect the results of operations and cash liquidity and the Company’s stock price.

Some customers may, in response to the announcement of the merger, delay or defer purchasing decisions, which could affect revenues.  Similarly, current and prospective employees may experience uncertainty about their future role with Alcan until Alcan’s strategies with regard to the Company are announced or executed. This may adversely affect the Company’s ability to attract and retain key management as well as research and development, manufacturing, sales and marketing and other personnel. Further, if the merger agreement is terminated and the Company’s board of directors determines to seek another merger or business combination, it may not be able to find anyone willing to pay an equivalent or more attractive price than that which would have been paid in the merger with Alcan.

Prior to the completion of the merger and unless the merger agreement with Alcan is terminated, the Company believes that the price of the Company’s common stock will continue to be determined in part by the expectation that the merger will be completed and that the Company’s common stockholders will receive $15.17 for each outstanding share of common stock.

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

*  *  *  *  *

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

For quantitative and qualitative disclosures about market risks affecting Baltek, see Item 7A “Quantitative and Qualitative Disclosure about Market Risk” in Baltek’s Annual Report on Form 10-K for the year ended December 31, 2002.  There have been no material changes to our exposure to market risks since December 31, 2002.

Item 4.  Controls and Procedures

(a)                      Evaluation of disclosure controls and procedures.

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b)                     Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

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

99.1                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)                                Reports on Form 8-K:

The Company filed Reports on Form 8-K on February 27, 2003 and March 14, 2003 related to the sale of its shrimp operations in Ecuador.  The Form 8-K filed on February 27, 2003 reported that the Company had issued a press release announcing that the sale of the shrimp business was completed and closed.  The Form 8-K filed on March 14, 2003 included proforma financial information reflecting the sale of the shrimp business.

The Company also filed an 8-K on March 7, 2003, announcing that the company entered into an Agreement and Plan of Merger with Alcan Inc. and Alcan Balcorp, Inc., dated March 5, 2003, and reporting the resignation of one of its directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALTEK CORPORATION (Registrant)

Date: May 14, 2003	/s/ Jacques Kohn
Jacques Kohn
President and Chief Executive Officer

Date: May 14, 2003	/s/ Ronald Tassello
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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors :

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/S/ Jacques Kohn
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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors :

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/S/ Ronald Tassello
Ronald Tassello,
Chief Financial Officer and Treasurer